Form 10-Q/A
period 2019-06-30
Karuna Therapeutics, Inc.
filed 2019-08-08
CIK 1771917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-38958

Karuna Therapeutics, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	27-0605902
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

33 Arch Street, Suite 3110 Boston, Massachusetts	02110
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (857) 449-2244

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	KRTX	Nasdaq Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

As of August 8, 2019, the registrant had 23,412,754 shares of common stock, $0.0001 par value per share, outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) of Karuna Therapeutics, Inc. (the “Company”) amends the Company’s quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2019, as filed with the Securities and Exchange Commission (the “SEC”) on August 8, 2019 (the “Form 10-Q”), and is being filed solely to correct hyperlink errors on Exhibits 3.1 and 3.2, which were incorporated by reference to the Form 10-Q.

No revisions or changes are made to the Company’s financial statements or notes thereto, and no changes are made to any other portion of the Form 10-Q or any other disclosure contained in the Form 10-Q.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment.

PART II—OTHER INFORMATION

Item 6. Exhibits.

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38958) filed with the SEC on July 2, 2019).

3.2	Amended and Restated By-laws of Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38958) filed with the SEC on July 2, 2019).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101.1*	Interactive Data File

*

Furnished with the original Form 10-Q. XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

KARUNA THERAPEUTICS, INC.

Dated: August 8, 2019	By:	/s/ Steven Paul, M.D.
Steven Paul, M.D. Chief Executive Officer, President and Chairman (principal executive officer)

Dated: August 8, 2019	By:	/s/ Troy Ignelzi
Troy Ignelzi Chief Financial Officer (principal financial officer)