Form 10-Q
period 2019-06-30
Karuna Therapeutics, Inc.
filed 2019-08-08
CIK 1771917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

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

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

KARUNA THERAPEUTICS, INC.

BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$10,495	$8,904
Short-term investments	64,804	4,983
Deferred offering costs	2,032	—
Prepaid expenses and other current assets	1,717	1,709
Total current assets	79,048	15,596
Restricted cash	123	123
Property and equipment, net	186	138
Total assets	$79,357	$15,857
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable (includes $8 and $112 at June 30, 2019 and December 31, 2018, respectively, due to related parties)	$960	$269
Accrued expenses	1,260	538
Deferred lease obligation, short term portion	55	—
Derivative liability	—	389
Total current liabilities	2,275	1,196
Non-current convertible notes, net of discount	—	2,516
Deferred lease obligation, long term portion	179	102
Total liabilities	2,454	3,814
Commitments and Contingencies (Note 10)
Redeemable convertible preferred stock
Redeemable convertible preferred stock, Series Seed, $0.0001 par value; 4,412,500 shares authorized and outstanding at June 30, 2019 and December 31, 2018; liquidation preference of $4,413 as of June 30, 2019 and December 31, 2018	1	1
Redeemable convertible preferred stock, Series A, $0.0001 par value; 3,126,700 shares authorized and outstanding at June 30, 2019 and December 31, 2018; liquidation preference of $42,085 as of June 30, 2019 and December 31, 2018	41,964	41,964
Redeemable convertible preferred stock, Series B, $0.0001 par value; 5,422,845 and 0 shares authorized and outstanding at June 30, 2019 and December 31, 2018, respectively; liquidation preference of $80,016 as of June 30, 2019	81,927	—
Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 20,779,200 and 12,337,650 shares authorized at June 30, 2019 and December 31, 2018, respectively; 164,122 and 12 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	11,640	1,633
Accumulated deficit	(58,700)	(31,555)
Accumulated other comprehensive income	71	—
Total stockholders’ equity (deficit)	(46,989)	(29,922)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$79,357	$15,857

The accompanying notes are an integral part of these financial statements

Karuna Therapeutics, Inc.

Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	—	—	—	—
Operating expenses:
Research and development	$6,784	$2,175	$13,751	$3,399
General and administrative	8,286	256	12,892	492
Total operating expenses	15,070	2,431	26,643	3,891
Loss from operations	(15,070)	(2,431)	(26,643)	(3,891)
Other income (expense):
Interest income (expense) (Note 4)	—	(307)	11	(588)
Interest income	452	—	567	—
Accretion of debt discount	(522)	(85)	(945)	(672)
Change in fair value of derivative	—	2,284	(135)	2,204
Total other income (expense), net	(70)	1,892	(502)	944
Net loss before income taxes	(15,140)	(539)	(27,145)	(2,947)
Income tax provision	—	—	—	—
Net loss attributable to common stockholders	$(15,140)	$(539)	$(27,145)	$(2,947)
Net loss per share, basic and diluted (Note 7)	$(146.02)		$(507.76)
Weighted average common shares outstanding used in computing net loss per share, basic and diluted	103,684		53,460

The accompanying notes are an integral part of these financial statements

Karuna Therapeutics, Inc.

STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(15,140)	$(539)	$(27,145)	$(2,947)
Other comprehensive income:
Unrealized gains on short-term investments	71	—	71	—
Comprehensive loss	$(15,069)	$(539)	$(27,074)	$(2,947)

The accompanying notes are an integral part of these financial statements

Karuna Therapeutics, Inc.

Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share data)

(Unaudited)

	Series Seed Redeemable Convertible Preferred Stock		Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Income	(Deficit)
Balance, December 31, 2018	4,412,500	$1	3,126,700	$41,964	—	$—	12	$—	$1,633	$(31,555)	$—	$(29,922)
Issuance of Series B redeemable convertible preferred stock, net of issuance costs of $175	—	—	—	—	5,285,102	79,841	—	—	—	—	—	—
Exercise of common warrants	—	—	—	—	—	—	19,986	—	58	—	—	58
Shared-based compensation expense	—	—	—	—	—	—	—	—	3,104	—	—	3,104
Net loss	—	—	—	—	—	—	—	—	—	(12,005)	—	(12,005)
Balance, March 31, 2019	4,412,500	1	3,126,700	41,964	5,285,102	79,841	19,998	—	4,795	(43,560)	—	(38,765)
Issuance of Series B redeemable convertible preferred stock (Note 5)	—	—	—	—	137,743	2,086	—	—	—	—	—	—
Exercise of common options	—	—	—	—	—	—	38,961	—	4	—	—	4
Vesting of restricted stock units	—	—	—	—	—	—	105,163	—	—	—	—	—
Shared-based compensation expense	—	—	—	—	—	—	—	—	6,841	—	—	6,841
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	71	71
Net loss	—	—	—	—	—	—	—	—	—	(15,140)	—	(15,140)
Balance, June 30, 2019	4,412,500	$1	3,126,700	$41,964	5,422,845	$81,927	164,122	$—	$11,640	$(58,700)	$71	$(46,989)

	Series Seed Redeemable Convertible Preferred Stock		Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Income	(Deficit)
Balance, December 31, 2017	4,412,500	$1	—	$—	—	$—	—	$—	$675	$(14,043)	$—	$(13,368)
Shared-based compensation expense	—	—	—	—	—	—	—	—	54	—	—	54
Net loss	—	—	—	—	—	—	—	—	—	(2,408)	—	(2,408)
Balance, March 31, 2018	4,412,500	1	—	—	—	—	—	—	729	(16,451)	—	(15,722)
Shared-based compensation expense	—	—	—	—	—	—	—	—	74	—	—	74
Net loss	—	—	—	—	—	—	—	—	—	(539)	—	(539)
Balance, June 30, 2018	4,412,500	$1	—	$—	—	$—	—	$—	$803	$(16,990)	$—	$(16,187)

The accompanying notes are an integral part of these financial statements

Karuna Therapeutics, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net loss	$(27,145)	$(2,947)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	22	2
Stock-based compensation expense	9,945	110
Warrant expense	—	18
Non-cash interest expense (income)	(11)	588
Non-cash interest income	(282)	—
Accretion of debt discount	945	672
Change in fair value of derivative liability	135	(2,204)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(8)	(1,969)
Accounts payable	253	(778)
Accrued expenses	327	126
Deferred lease obligation	132	—
Net cash used in operating activities	(15,687)	(6,382)

Cash flows from investing activities
Acquisition of property and equipment	(70)	—
Purchases of short-term investments	(64,468)	—
Maturities of short-term investments	5,000	—
Net cash used in investing activities	(59,538)	—

Cash flows from financing activities
Proceeds from exercise of warrant	58	—
Payment of deferred offering costs	(1,199)	—
Proceeds from issuance of Series B redeemable convertible preferred stock, net of issuance cost	74,825	—
Proceeds from issuance of convertible notes	3,128	7,000
Proceeds from exercise of stock options	4	—
Net cash provided by financing activities	76,816	7,000
Net increase in cash, cash equivalents and restricted cash	1,591	618
Cash, cash equivalents and restricted cash at beginning of period	9,027	1,942
Cash, cash equivalents and restricted cash at end of period	$10,618	$2,560

Supplemental disclosures of cash flows information
Conversion of convertible notes, accrued interest and discount upon conversion to preferred stock	$7,102	$—
Deferred offering costs included in accrued expenses and accounts payable	$833	$—

The accompanying notes are an integral part of these financial statements

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. Nature of the Business

Karuna Therapeutics, Inc. (the “Company”) was incorporated under the laws of the State of Delaware in July 2009 as Karuna Pharmaceuticals, Inc. and is headquartered in Boston, Massachusetts. In March 2019, the Company changed its name to Karuna Therapeutics, Inc. The Company is focused on the development of novel therapies to address disabling neuropsychiatric conditions characterized by significant unmet medical need.

Since the Company’s inception, it has focused substantially all of its efforts and financial resources on organizing and staffing the Company, acquiring and developing its technology, raising capital, building its intellectual property portfolio, undertaking preclinical studies and clinical trials and providing general and administrative support for these activities. The Company has not generated any product revenue related to its primary business purpose to date and is subject to a number of risks similar to those of other early stage companies, including dependence on key individuals, regulatory approval of products, uncertainty of market acceptance of products, competition from substitute products and larger companies, compliance with government regulations, protection of proprietary technology, dependence on third parties, product liability and the need to obtain adequate additional financing to fund the development of its product candidates.

Forward Stock Split

On June 14, 2019, the Company effected a one-for-1.2987 stock split of its issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios for each series of the Company’s redeemable convertible preferred stock (see Note 5). Accordingly, all share and per share amounts for all periods presented in the accompanying financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this stock split and adjustment of the redeemable convertible preferred stock conversion ratios.

Initial Public Offering

On June 27, 2019, the Company’s registration statement on Form S-1 relating to its initial public offering of its common stock (“IPO”) was declared effective by the Securities and Exchange Commission (“SEC”). In the IPO, which closed on July 2, 2019, the Company issued and sold 6,414,842 shares of common stock, including full exercise of the underwriters’ over-allotment option to purchase an additional 836,718 shares, at a public offering price of $16.00 per share. The aggregate net proceeds to the Company from the IPO, inclusive of proceeds from the over-allotment exercise, were approximately $93.2 million after deducting underwriting discounts and commissions of $7.2 million and estimated offering expenses of approximately $2.3 million. Upon closing of the IPO, all 12,962,045 shares of the Company’s redeemable convertible preferred stock then outstanding converted into an aggregate of 16,833,790 shares of common stock.

Liquidity

The Company’s financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company experienced negative operating cash flows of $15.7 million for the six months ended June 30, 2019 and had an accumulated deficit of $58.7 million as of June 30, 2019. The Company expects to continue to generate operating losses for the foreseeable future.

The Company expects that its cash and cash equivalents and short-term investments of $75.3 million as of June 30, 2019, together with the $93.2 million aggregate net proceeds received from the Company’s IPO on July 2, 2019, will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the date of issuance of these financial statements. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to fund its operations.

If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASUs”) of the Financial Accounting Standards Board (“FASB”).

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, the accrual for research and development expenses, derivative liabilities, the valuation of stock-based awards and prior to the IPO, the valuation of common stock. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Unaudited Interim Financial Information

The accompanying balance sheet as of June 30, 2019, the statements of operations, comprehensive loss, and cash flows for the three and six months ended June 30, 2019 and 2018, and the statements of redeemable convertible preferred stock and stockholders’ equity (deficit) for the three and six months ended June 30, 2019 and 2018 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2019 and the results of its operations and its cash flows for the three and six months ended June 30, 2019 and 2018. Certain information and footnote disclosures typically included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these unaudited interim financial statements should be read in conjunction with the Company’s financial statements as of and for the year ended December 31, 2018, which are included in the Company’s prospectus related to the Company’s IPO, filed June 28, 2019 (File No. 333-231863) with the SEC, pursuant to Rule 424(b) under the Securities Act of 1933, as amended. The results for the three and six months ended June 30, 2019, are not necessarily indicative of results to be expected for the year ending December 31, 2019, any other interim periods, or any future year or period.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments with original maturities of 90 days or less at acquisition date to be cash equivalents.

Short-term Investments

The Company’s short-term investments are classified as available-for-sale and are carried at fair value with the unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary are included as a component of other income (expense), net based on the specific identification method.

Concentration of Manufacturing Risk

The Company is dependent on third-party manufacturers to supply products for research and development activities in its programs. In particular, the Company relies and expects to continue to rely on a small number of manufacturers to supply it with its requirements for the active pharmaceutical ingredients and formulated drugs related to these programs. These programs could be adversely affected by a significant interruption in the supply of active pharmaceutical ingredients and formulated drugs.

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ equity (deficit) as a reduction of additional paid-in capital generated as a result of the offering. Should the in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the statements of operations. As of June 30, 2019, the Company recorded deferred offering costs of $2.0 million in connection with its IPO. As of December 31, 2018, the Company had not recorded any deferred offering costs.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash equivalents, short-term investments, accounts payable, accrued expenses, convertible notes and derivatives embedded within the convertible notes. The carrying amount of accounts payable and accrued expenses are considered a reasonable estimate of their fair value, due to the short-term maturity of these instruments. The Company’s cash equivalents, short-term investments and derivative liabilities are carried at fair value, determined according to the fair value hierarchy described below (see Note 9).

The Company follows the guidance in FASB ASC 820, Fair Value Measurements and Disclosures, which defines fair value and establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

Level 1:	Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.
Level 2:	Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
Level 3:	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions reflect those that market participants would use in pricing the asset or liability at the measurement date. The Company uses prices and inputs that are current as of the measurement date, including during periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified from Level 1 to Level 2 or Level 2 to Level 3.

Convertible Notes and Derivative Liabilities

In connection with the issuance of the Wellcome Trust Convertible Notes and the Convertible Notes (see Note 4), the Company has identified embedded derivatives, which are recorded as liabilities on the Company’s balance sheets and are remeasured to fair value at each reporting date until the derivative is settled. Changes in the fair value of the derivative liabilities are recognized as change in fair value of derivative in the statements of operations. The fair value of the derivative liabilities are determined at each period end using a with and without method, which assesses the likelihood and timing of events that would result in either a conversion or change-of-control feature being triggered, as well as changes in the market conditions.

Upon issuance of the notes, each note was recorded at cost, net of the derivative liability. The discount on each note is amortized as interest expense to the date such note is expected to convert using the effective interest rate method and is reflected in the statements of operations as accretion of debt discount.

The Company classifies its derivative liabilities in the balance sheet as current or non-current based on its expectation of when the derivative will be settled, consistent with the assumptions used when determining the fair value of the derivative liabilities.

Redeemable Convertible Preferred Stock

The Company records all shares of redeemable convertible preferred stock at their respective fair values on the dates of issuance, net of issuance costs. The redeemable convertible preferred stock is recorded outside of permanent equity because upon the occurrence of certain deemed liquidation events, the majority of the holders can opt to redeem the shares at the liquidation preference and these events, including a merger, acquisition or sale of substantially all of the assets, are considered not solely within the Company’s control. The Company has not adjusted the carrying values of the redeemable convertible preferred stock to its redemption value because it is uncertain whether or when a deemed liquidation event would occur. If a deemed liquidation event becomes probable, the carrying value will be adjusted to the redemption value at that time.

Leases

Leases are classified at their inception as either operating or capital leases based on the economic substance of the agreement. The Company recognizes rent expense for its operating leases, inclusive of rent escalation provisions and rent holidays, on a straight-line basis over the respective lease term. Additionally, the Company recognizes tenant improvement allowances under the operating leases as a deferred lease obligation and amortizes the tenant improvement allowances as a reduction to rent expense on a straight-line basis over the respective lease term. At June 30, 2019 and December 31, 2018, no capital leases were recorded in the balance sheets.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs include salaries and bonuses, stock compensation, employee benefits, consulting costs and external contract research and development and manufacturing expenses.

Upfront payments and milestone payments made for the licensing of technology are expensed as research and development in the period in which they are incurred. Advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. The prepaid amounts are expensed as the related goods are delivered or the services are performed.

Research Contract Costs and Accruals

The Company accrues for estimated costs of research and development activities conducted by third-party service providers, which include the conduct of preclinical studies and clinical trials, and contract manufacturing activities. The Company records the estimated costs of research and development activities based upon the estimated amount of services provided and includes these costs in accrued liabilities in the balance sheets and within research and development expense in the statements of operations. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the research studies or clinical trials and manufacturing activities, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates may be made in determining the accrued balances at the end of any reporting period. Actual results could differ from the Company’s estimates. The Company’s historical accrual estimates have not been materially different from the actual costs.

Stock-Based Compensation

The Company measures all stock options and other stock-based awards based on the date of the grant and recognizes compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award. The Company has mainly issued stock options with service-based vesting conditions and records the expense for these awards using the straight-line method. The Company has also issued stock options with performance-based vesting conditions and records the expense for these awards at the time that the achievement of the performance becomes highly probable or complete. The Company recognizes adjustments to stock-based compensation expense for forfeitures as they occur. The Company classifies stock-based compensation expense in its statements of operations in the same manner in which the award recipient’s payroll costs are classified or in which the award recipients’ service payments are classified.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company historically has been a private company and lacked company-specific historical and implied volatility information. Therefore, it estimated its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to do so until such time as it has adequate historical data regarding the volatility of its own publicly traded stock price.

The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

The fair value for each restricted common stock award is estimated on the date of grant based on the fair value of the Company’s common stock on that same date.

Net Loss Per Share

The Company follows the two-class method when computing net income (loss) per share, as the Company has issued shares that meet the definition of participating securities. The two-class method determines net income (loss) per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.

Basic net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) attributable to common stockholders is computed by adjusting income (loss) attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities, including outstanding stock options. Diluted net income (loss) per share attributable to common stockholders is computed by dividing the diluted net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period, including potential dilutive common shares assuming the dilutive effect of outstanding stock options.

The Company’s outstanding redeemable convertible preferred stock contractually entitle the holders of such shares to participate in distributions but contractually does not require the holders of such shares to participate in losses of the Company. As the Company reported a net loss attributable to common stockholders for the three and six months ended June 30, 2019, there is no income allocation required under the two-class method. In addition, there is no dilution attributed to weighted average shares outstanding in the calculation of diluted loss per share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. For the three and six months ended June 30, 2019, the Company’s only element of other comprehensive income was unrealized gains on available for sale securities. There was no difference between net loss and comprehensive loss for the six months ended June 30, 2018.

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”), and further updated through ASU 2016-12, which amends the existing accounting standards for revenue recognition. For public business entities, this standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. For all other entities, this standard is effective for annual reporting periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted. Effective January 1, 2017, the Company adopted ASC 606, using the full retrospective method. The adoption did not have an impact on the Company’s financial statements as the Company has historically not had contracts with customers or recorded revenue to date.

In June 2018, the FASB issued Accounting Standards Update 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which the grantor acquires goods and services to be used or consumed in its own operations by issuing share-based payment awards. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. The transition method provided by ASU 2018-07 is a modified retrospective basis which recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Effective January 1, 2017, the Company adopted ASU 2018-07, using the modified retrospective method. Management deems that non-employees who provide services to the Company have similar traits as employees with regard to their continued involvement in the Company, and therefore concluded that the adoption of ASU 2018-07 more fairly represented the results of the Company’s operations. The cumulative effect of the change on retained earnings for awards granted to non-employees as of January 1, 2017 was less than $0.1 million.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This guidance addresses specific cash flow issues with the objective of reducing the diversity in practice for the treatment of these issues. The areas identified include: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and application of the predominance principle with respect to separately identifiable cash flows. The Company adopted this new guidance beginning January 1, 2017, on a retrospective basis, which did not result in a material impact on its financial statements and related disclosures.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash. The new standard requires restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. The Company has early adopted this new standard effective on January 1, 2018. The impact of the adoption was to reduce operating activities by the movement in restricted cash for each annual period presented, and to include cash, cash equivalents and restricted cash in a newly titled “Cash, cash equivalents, and restricted cash at beginning of year” and “Cash, cash equivalents, and restricted cash at the end of year” in the statements of cash flows.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). This new guidance amends the scope of modification accounting for share-based payment awards. ASU 2017-09 provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. Effective January 1, 2017, the Company adopted ASU No. 2017-09, using the full retrospective method and will be applied prospectively to an award modified on or after the adoption date. The cumulative effect of the changes as of January 1, 2017 for the adoption of ASU 2017-09 was immaterial. Hence, the Company did not recognize the cumulative effect adjustment in its financial statements.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 will require lessees to recognize most leases on their balance sheet as a right-of-use asset and a lease liability. Leases will be classified as either operating or finance, and classification will be based on criteria similar to current lease accounting, but without explicit bright lines. For public entities, the guidance is effective for annual reporting periods beginning after December 15, 2018 and for interim periods within those fiscal years. For non-public entities, the guidance is effective for annual reporting periods beginning after December 15, 2019. Early adoption is permitted for all entities. The Company is currently evaluating the impact that the adoption of ASU 2016-02 will have on its financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) (“ASU 2018-13”). ASU 2018-13 modifies fair value disclosure requirements, specifically around level transfers and valuation of Level 3 assets and liabilities. ASU 2018-13 is effective for financial statements issued for annual and interim periods beginning after December 15, 2019 for all entities. Early adoption of all or part of ASU No. 2018-13 is permitted. The Company does not expect that the adoption of this new standard will have a material impact on its disclosures.

Note 3. Prepaid Expenses and Other Current Assets and Accrued Expenses

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Prepaid research and development expenses	$1,654	$1,686
Other	63	23
Total prepaid expenses and other current assets	$1,717	$1,709

Accrued expenses consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Accrued payroll and related expenses	$540	$311
Accrued research and development expenses	145	100
Professional fees	530	75
Other	45	52
Total accrued expenses	$1,260	$538

Note 4. Convertible Notes Payable

Wellcome Trust Convertible Notes

In June 2018, the Company entered into a second Company Funding Agreement with The Wellcome Trust, LLC (“Wellcome Trust”) to receive up to $8.0 million in gross proceeds from the issuance of a convertible note (the “2018 Convertible Note”). The Company received $2.0 million of proceeds in July 2018, $2.7 million in November 2018, $1.6 million in March 2019, and $1.6 million in April 2019. The Company is eligible to receive up to an aggregate of approximately $0.1 million in future funding under the terms of the 2018 Wellcome Funding Agreement, which would be payable by Wellcome Trust at the Company’s option upon the achievement of a specified clinical milestone.

The 2018 Convertible Note has a stated interest rate of 2% per annum above the three-month Dollar LIBOR rate, which is not payable until settlement of the principal. The note is subject to redemption upon written demand by Wellcome Trust any time after the fifth anniversary of the effective date, resulting in their classification as long-term liabilities as of December 31, 2018. The principal due under the 2018 Convertible Note converts into the class of the Company’s stock issued in the Company’s next qualified financing or upon event of default at a discounted conversion price between 0% and 25% of the purchase price per share of such securities issued. The accrued interest in such a circumstance would be forgiven.

At inception, the Company concluded that the 2018 Convertible Note contained a conversion option at a significant discount that was deemed to be an embedded derivative, which is required to be bifurcated and accounted for separately from the debt host. There were no debt issuance costs associated with the 2018 Convertible Note.

The Company recognized the following changes in the debt related to the 2018 Convertible Note during the year ended December 31, 2018 as well as the six months ended June 30, 2018 and 2019 (in thousands):

		Financial statement impacted
Balance, December 31, 2017	$3,985
Accretion to settlement value	25	Statement of operations
Accrued interest	39	Statement of operations
Balance March 31, 2018	4,049
Accretion to settlement value	3	Statement of operations
Accrued interest	44	Statement of operations
Balance June 30, 2018	4,096
Issuance of 2018 Convertible Note	2,000	Balance sheet
Accretion to settlement value	23	Statement of operations
Accrued interest	19	Statement of operations
Interest forgiven upon conversion	(289)	Statement of operations
Conversion of Wellcome Trust Convertible Notes to redeemable convertible preferred stock	(5,849)	Balance sheet
Balance, August 1, 2018 (date of conversion)	—
Issuance of 2018 Convertible Note	2,700	Balance sheet
Allocation of proceeds to derivative liability	(375)	Balance sheet
Accretion to settlement value	180	Statement of operations
Accrued interest	11	Statement of operations
Balance, December 31, 2018	2,516
Issuance of 2018 Convertible Note	1,564	Balance sheet
Allocation of proceeds to derivative liability	(228)	Balance sheet
Accretion to settlement value	423	Statement of operations
Accrued interest	29	Statement of operations
Interest forgiven upon conversion	(40)	Statement of operations
Conversion of Wellcome Trust Convertible Notes to redeemable convertible preferred stock	(4,264)	Balance sheet
Balance, March 31, 2019	$—
Issuance of 2018 Convertible Note	1,564	Balance sheet
Allocation of proceeds to derivative liability	(522)	Balance sheet
Accretion to settlement value	522	Statement of operations
Conversion of Wellcome Trust Convertible Notes to redeemable convertible preferred stock	(1,564)	Balance sheet
Balance, June 30, 2019	$—

Convertible Notes

Since inception, the Company has issued $14.0 million of convertible notes (the “Convertible Notes”), of which $13.5 million was issued to PureTech Health LLC (“PureTech Health”), a related party (see Note 11). There were no debt issuance costs associated with the Convertible Notes.

The Company concluded that the Convertible Notes contained a conversion option at a significant premium that was deemed to be an embedded derivative, which is required to be bifurcated and accounted for separately from the debt host.

In August 2018, the then outstanding Convertible Notes were converted to Series A Preferred Stock.

The Company recognized the following changes in the debt related to the Convertible Notes during the six months ended June 30, 2018 (in thousands):

		Financial statement impacted
Balance, December 31, 2017	$7,674
Issuance of new notes	3,000	Balance sheet
Allocation of proceeds to derivative liability	(722)	Balance sheet
Accretion to settlement value	562	Statement of operations
Accrued interest	242	Statement of operations
Balance, March 31, 2018	10,756
Issuance of new notes	4,000	Balance sheet
Allocation of proceeds to derivative liability	(696)	Balance sheet
Accretion to settlement value	82	Statement of operations
Accrued interest	263	Statement of operations
Balance, June 30, 2018	14,405
Accretion to settlement value	1,301	Statement of operations
Accrued interest	125	Statement of operations
Interest forgiven upon conversion	(47)	Statement of operations
Conversion of Convertible Notes to redeemable convertible preferred stock	(15,784)	Balance sheet
Balance, December 31, 2018	$—

There were no Convertible Notes issued during the six months ended June 30, 2019.

Note 5. Redeemable Convertible Preferred Stock

Series Seed Redeemable Convertible Preferred Stock

Between 2009 and 2011, the Company authorized and issued 4,412,500 shares of Series Seed Preferred Stock at an issuance price of $0.0001 per share, for total proceeds of less than $0.1 million.

There were no issuance costs in connection with the Series Seed Preferred Stock issuance.

Series A Redeemable Convertible Preferred Stock

In August 2018, the Company authorized 3,126,700 shares of Series A Preferred Stock. The Company then issued 1,188,707 shares of Series A Preferred Stock at an issuance price of $13.46 per share resulting in gross proceeds of approximately $16.0 million. There were $0.1 million of issuance costs associated with the Series A Preferred Stock.

In conjunction with the August 2018 issuance of Series A Preferred Stock, all outstanding principal and accrued interest under the Wellcome Trust Notes and Convertible Notes converted to 1,937,993 shares of Series A Preferred Stock.

Series B Redeemable Convertible Preferred Stock

In March 2019, the Company authorized 5,422,845 shares of Series B Preferred Stock. The Company then issued 4,953,758 shares of Series B Preferred Stock at an issuance price of $15.14 per share resulting in gross proceeds of approximately $75.0 million. There were $0.2 million of issuance costs associated with the Series B Preferred Stock.

In conjunction with the March 2019 issuance of Series B Preferred Stock, all outstanding principal and accrued interest under the Wellcome Trust Notes converted to 331,344 shares of Series B Preferred Stock. In April 2019, the Company received $1.6 million from the issuance of the Wellcome Trust Notes, which were subsequently converted into 137,743 shares of Series B redeemable convertible preferred stock.

The Series Seed, Series A and Series B redeemable convertible preferred stock (together as “Preferred Stock”) have the following rights and preferences:

Voting:    On any matter presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company, each holder of outstanding shares of Preferred Stock shall be entitled to cast the number of votes equal to the number of whole shares of common stock into which the shares of Preferred Stock held by such holder are convertible as of the record date for determining stockholders entitled to vote on such matter.

Dividends:    Prior to and in preference of any dividends declared for common stock of the Company, the Board of Directors may elect to declare dividends on each share of Preferred Stock.

Liquidation preference:    In the event of any liquidation, dissolution or winding-up of the Company, the Preferred Stock shall be entitled to receive an amount per share equal to the greater of (i) the original issue price, plus any dividends declared but unpaid thereon, or (ii) such amount per share as would have been payable had all shares of such class or series of Preferred Stock been converted into common stock, prior to any distributions being made to common stock. If upon liquidation, dissolution or winding up of the Company, the assets available for distribution are insufficient to pay the holders of Preferred Stock the full amount to which they are entitled, the Preferred Stockholders share ratably in any distribution of the assets.

Conversion:    Each share of Preferred Stock is convertible at the option of the holder at any time after issuance into the number of fully paid and non-assessable shares of common stock as determined by dividing the original issue price of each series of Preferred Stock by the conversion price of each series in effect at time of the conversion. The initial conversion price is the respective original issue price, subject to adjustment in accordance with the anti-dilution provisions of the stock. Each share of Preferred Stock will automatically be converted into one share of common stock at the then effective conversion rate in the event of either (i) a qualified initial public offering that results in minimum gross proceeds to the Company of $50.0 million or (ii) the election of the holders of the then outstanding Preferred Stock. As of June 30, 2019, none of the outstanding shares of Preferred Stock had been converted into common stock.

Redemption:    The Preferred Stock may be redeemed upon a Deemed Liquidation Event as defined in the Company’s Certificate of Incorporation. The Preferred Stock may be redeemed at the greater of (i) the original issue price per share, plus any dividends declared but unpaid thereon, or (ii) such amount per share as would have been payable had all shares of such class or series of Preferred Stock been converted into common stock prior to the Deemed Liquidation Event. At June 30, 2019, the shares of Preferred Stock were not redeemable and the likelihood of an occurrence of a Deemed Liquidation Event was not deemed to be probable.

Reissuance:    Shares of any Preferred Stock that are redeemed or converted will be retired or canceled and may not be reissued by the Company.

The original issuance price of the Preferred Stock was $1.00 per share, $13.46 per share and $15.14 per share for the Series Seed Preferred Stock, Series A Preferred Stock and Series B Preferred Stock, respectively.

Note 6. Common Stock

As of June 30, 2019, the Company’s Certificate of Incorporation authorized the Company to issue 20,779,200 shares of common stock, $0.0001 par value per share.

The voting, dividend and liquidation rights of the holders of common stock are subject to and qualified by the rights, powers, and preferences of the holders of the shares of Preferred Stock. Holders of the common stock are entitled to one vote for each share of common stock held at all meetings of stockholders and written actions in lieu of meetings, provided, however, that except as otherwise required by law, holders of common stock as such shall not be entitled to vote on any amendment to the Company’s Certificate of Incorporation that relates solely to the terms of one or more outstanding series of Preferred Stock if the holders of such affected series are entitled, either separately or together with the holders of one or more other such series, to vote thereon pursuant to the Company’s Certificate of Incorporation or pursuant to Delaware General Corporation Law.

Subject to the payment in full of all preferential dividends to which the holders of the Preferred Stock are entitled, the holders of common stock shall be entitled to receive dividends out of funds legally available. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, after the payment or provision for payment of all debts and liabilities of the Company and all preferential amounts to which the holders of Preferred Stock are entitled with respect to the distribution of assets in liquidation, the holders of common stock shall be entitled to share ratably in the remaining assets of the Company available for distribution.

As of June 30, 2019, there were 164,122 shares of common stock outstanding.

Note 7. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share of common stock for the three and six months ended June 30, 2019 (in thousands, except share and per share data):

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Net Loss	$(15,140)	$(27,145)
Weighted-average shares used in computing net loss per share	103,684	53,460
Net loss per share, basic and diluted	$(146.02)	$(507.76)

As of June 30, 2018, there were no shares of common stock outstanding. As of December 31, 2018, the Company had 12 shares of common stock outstanding. The Company’s potentially dilutive securities, which include stock options and convertible preferred stock, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

The Company’s outstanding shares of Preferred Stock contractually entitle the holders of such shares to participate in distributions but contractually does not require the holders of such shares to participate in losses of the Company. Accordingly, these shares have not been included in the denominator used to calculate net loss per share.

Common Stock Equivalents

The following common stock equivalents presented based on amounts outstanding at each period end, have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive impact:

	June 30,
	2019	2018
Redeemable convertible preferred stock (as converted to common stock)	16,833,790	5,730,513
Stock options to purchase common stock	4,702,906	1,230,512
Warrants to purchase common stock	—	19,998
	21,536,696	6,981,023

Note 8. Stock-based Compensation

Stock Options

In September 2009, the Company’s board of directors approved the 2009 Stock Incentive Plan (the “2009 Plan”) which provided for the grant of incentive stock options to employees and non-statutory stock options to directors, consultants, and non-employees of the Company. The aggregate common shares issuable were 3,911,138 under the 2009 Plan, as amended. The 2009 Plan terminated in July 2019 effective upon the completion of the Company’s IPO. No additional options will be granted under the 2009 Plan. At June 30, 2019, there were 3,839,545 options and restricted stock units (“RSUs”) outstanding under the 2009 Plan.

In May 2019, the board of directors approved the 2019 Stock Option and Incentive Plan (the “2019 Plan”) which became effective on June 26, 2019, the date immediately prior to the date on which the registration statement related to the IPO was declared effective by the SEC. The 2019 Plan will expire in May 2029. Under the 2019 Plan, the Company may grant incentive stock options, non-statutory stock options, restricted stock awards, RSUs and other stock-based awards. There were 1,709,832 shares of the Company’s common stock initially reserved for issuance under the 2019 Plan. In addition, the number of shares of common stock that may be issued under the 2019 Plan will automatically increase on January 1, 2020 and each January 1 thereafter by 4% of the number of shares of common stock outstanding on the immediately preceding December 31, subject to limitation. As of June 30, 2019, there were 741,308 common shares available for issuance and 968,524 options outstanding under the 2019 Plan.

Options under the 2019 Plan generally vest based on the grantee’s continued service with the Company during a specified period following a grant as determined by the board of directors and expire ten years from the grant date. In general, awards typically vest in four years, but vesting conditions can vary based on the discretion of the Company’s board of directors.

A summary of the Company’s stock option activity and related information is as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2018	2,310,369	$4.49	7.1	$6,420
Granted	2,554,146	11.93
Exercised	(38,961)	0.11
Forfeited	(122,648)	2.22
Outstanding as of June 30, 2019	4,702,906	8.63	8.5	53,571
Options vested and expected to vest as of June 30, 2019	4,702,906	$8.63	8.5	$53,571
Options exercisable as of June 30, 2019	2,776,727	$7.80	7.7	$33,939

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of June 30, 2019.

As of June 30, 2019, there was $7.9 million of unrecognized compensation cost, which is expected to be recognized over a weighted-average period of 2.5 years.

The fair value of all option activity was estimated at the date of grant using the Black-Scholes model with the following assumptions:

Six Months Ended June 30,
2019
Fair value of options	$3.83 - 8.05
Fair value of common stock	$9.20 - 20.02
Expected term (in years)	5.02 - 6.16
Expected volatility	43.57% - 44.41%
Risk-free interest rate	1.76% - 2.44%
Expected dividend yield	0.00%

On May 16, 2019, we issued 105,163 fully vested restricted stock units with respect to 105,163 shares of common stock. The average grant date fair value was $10.97 per share. As of June 30, 2019, there was no unrecognized compensation expense related to unvested RSUs.

Warrants

In October 2016, PureTech Health, a related party, agreed to provide management services to the Company in exchange for a warrant to purchase up to 19,998 shares of the Company’s common stock. The warrant vests monthly as services are performed over a 24-month period and has a purchase price of $2.92 per share. The total expense for the three and six months ended June 30, 2018 for the warrant was less than $0.1 million. The warrant was fully vested as of October 2018.

In August 2018, PureTech Health exercised the warrant to purchase 12 shares resulting in proceeds to the Company of less than $0.1 million. In March 2019, PureTech Health exercised the warrant to purchase the remaining 19,986 shares resulting in proceeds to the Company of $0.1 million. There are no outstanding warrants as of June 30, 2019.

Stock-based Compensation Expense

Stock-based compensation expense is classified in the statements of operations for the three and six months ended June 30, 2019 and 2018 as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$144	$18	$224	$43
General and administrative	6,697	48	9,721	68
Total stock based compensation expense	$6,841	$66	$9,945	$111

Note 9. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s assets and liabilities as of June 30, 2019 and December 31, 2018 that are measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurement at June 30, 2019 Using
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (Money Market Fund)	$7,291	$—	$—	$7,291
Short-term investments (US Treasuries)	64,804	—	—	64,804
Total	$72,095	$—	$—	$72,095

	Fair Value Measurement at December 31, 2018 Using
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (US Treasuries)	$5,042	$—	$—	$5,042
Short-term investments (US Treasuries)	4,983	—	—	4,983
Total	$10,025	$—	$—	$10,025
Liabilities:
Derivative instrument	$—	$—	$389	$389
Total	$—	$—	$389	$389

The estimated fair value and amortized cost of the Company’s short-term investments by contractual maturity are summarized as follows (in thousands):

	June 30, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Due in one year or less	$64,733	$71	$—	$64,804
Total	$64,733	$71	$—	$64,804

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Due in one year or less	$4,984	$—	$(1)	$4,983
Total	$4,984	$—	$(1)	$4,983

The derivative liability is considered a Level 3 liability because its fair value measurement is based, in part, on significant inputs not observed in the market. Any reasonable changes in the assumptions used in the valuation could materially affect the financial results of the Company. The Company recognized the following changes in the fair value of derivative liabilities during the year ended December 31, 2018 and the six months ended June 30, 2019 (in thousands):

Balance, December 31, 2017	$2,606
Allocation of note issuance proceeds to derivative	722
Change in fair value of derivative	80
Balance, March 31, 2018	3,408
Allocation of note issuance proceeds to derivative	696
Change in fair value of derivative	(2,283)
Balance, June 30, 2018	1,821
Change in fair value of derivative	2,633
Conversion of convertible debt to Series A preferred stock	(4,454)
Balance, August 1, 2018 (date of conversion)	—
Allocation of note issuance proceeds to derivative	375
Change in fair value of derivative	14
Balance, December 31, 2018	389
Allocation of note issuance proceeds to derivative	228
Change in fair value of derivative	135
Conversion of convertible debt to Series B preferred stock	(752)
Balance, March 31, 2019	$—
Allocation of note issuance proceeds to derivative	522
Conversion of convertible debt to Series B preferred stock	(522)
Balance, June 30, 2019	$—

Note 10. Commitments and Contingencies

Leases

The Company entered into a 51-month lease for office space in Boston, Massachusetts that began in December 2018 and expires in February 2023. The Company is required to maintain a cash balance of $0.1 million to secure a letter of credit associated with this lease. The amount was classified as restricted cash in the balance sheet at December 31, 2018 and June 30, 2019.

The Company recorded rent expense of $0.2 million during the six months ended June 30, 2019.

Future minimum lease payments under non-cancelable operating lease agreements as of June 30, 2019, are as follows (in thousands):

As of June 30,	Minimum Lease Payments
Less than 1 year	$496
1 to 2 years	503
2 to 3 years	510
3 to 4 years	343
4 to 5 years	—
Total	$1,852

Intellectual Property License with PureTech Health

In March 2011, the Company entered into a royalty-bearing exclusive patent license agreement with PureTech Health, a related party, granting the Company rights to research, develop, make, use, sell, and lease technology covered by two then-pending patent applications (the “Patent License”). The two patents pending related to methods and compositions for treatment of disorders ameliorated by muscarinic receptor activation. The Company paid no initial upfront costs upon signing the agreement. Under the agreement, of products covered by the patents, the Company will owe PureTech Health a low single digit percentage running royalty of annual net sales by the Company. Additionally, upon certain clinical and regulatory approval events, the Company will owe PureTech amounts in the form of milestone payments, totaling $10.0 million.

The Company incurred no expenses related to the Patent License provided by PureTech Health during the six months ended June 30, 2018 and 2019. The Company had no outstanding liabilities to PureTech Health related to the Patent License at December 31, 2018 and June 30, 2019.

Intellectual Property License with Eli Lilly and Company

In May 2012, the Company entered into an agreement with Eli Lilly and Company to obtain rights to data, regulatory filings and patents (now expired) related to xanomeline. The Company paid an initial upfront payment of $0.1 million upon signing of the agreement, which was expensed when incurred. Upon certain regulatory approval events and other sales achievements, the Company will owe Eli Lilly and Company additional amounts in the form of milestone payments of up to $70.0 million and tiered royalties ranging from the low to mid single digits on sales. As of June 30, 2019, no milestones have been reached, and accordingly, no milestone payments have been made.

Indemnification

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may incur charges in the future as a result of these indemnification obligations.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated.

Litigation

The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities as of June 30, 2019.

Note 11. Related Party Transactions

PureTech Health Management Consulting Services and Overhead Agreement

The Company engages PureTech Health, a related party, to provide, among other things, management expertise, strategic advice, administrative support, computer and telecommunications services and office infrastructure. In exchange for providing such services, the Company pays PureTech Health a monthly fee. In addition, PureTech Health periodically invoices the Company for out-of-pocket expenses reasonably incurred in connection with providing such business services.

The Company incurred general and administrative costs for management services provided by PureTech Health totaling less than $0.1 million in the six months ended June 30, 2019, and totaling $0.1 million in the six months ended June 30, 2018. The Company had outstanding current liabilities to PureTech Health of less than $0.1 million and $0.1 million at June 30, 2019 and December 31, 2018, respectively, which are recorded as accounts payable in the balance sheet.

Note 12. 401(k) Savings Plan

The Company has a 401(k) retirement plan in which substantially all U.S. employees are eligible to participate. Eligible employees may elect to contribute up to the maximum limits, as set by the Internal Revenue Service, of their eligible compensation. The total contribution matching expense for the Company was less than $0.1 million for each of the six months ended June 30, 2019 and 2018.

Note 13. Subsequent Events

Amended and Restated Certificate of Incorporation

In May 2019 and June 2019, the Company’s board of directors and stockholders, respectively, approved an amended and restated certificate of incorporation that, effective simultaneous with the closing of the IPO (see Note 1), increased the total number of shares of capital stock which the Company shall have authority to issue to 160,000,000 shares, par value $0.0001 per share, of which 150,000,000 shares shall be shares of common stock and 10,000,000 shares shall be undesignated preferred stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10‑Q and our audited financial statements and related notes for the year ended December 31, 2018 included in our final prospectus for our initial public offering of our common stock filed with the Securities and Exchange Commission pursuant to Rule 424(b)(4) of the Securities Act on June 28, 2019, which we refer to as the Prospectus. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q, if any, and in other SEC filings.  You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We are an innovative clinical-stage biopharmaceutical company primarily focused on developing novel therapies to address disabling neuropsychiatric conditions characterized by significant unmet medical need. Our pipeline is built on the broad therapeutic potential of our lead product candidate, KarXT, an oral modulator of muscarinic receptors that are located both in the central nervous system, or CNS, and various peripheral tissues. KarXT is our proprietary product candidate that combines xanomeline, a novel muscarinic agonist, with trospium, an approved muscarinic antagonist, to preferentially stimulate muscarinic receptors in the CNS. We are currently conducting a Phase 2 clinical trial of KarXT for the treatment of acute psychosis in patients with schizophrenia and expect preliminary results in late 2019. We also plan to initiate clinical trials of KarXT to evaluate its potential therapeutic benefit in other CNS disorders, including psychosis in Alzheimer’s disease, or AD, as well as pain. We have assembled a team whose members have extensive expertise in the research, development and commercialization of numerous CNS agents, as well as deep familiarity with the biology of neuropsychiatric disorders, such as schizophrenia and AD, including the role of muscarinic receptors in their potential treatment. We plan to leverage this expertise to develop a pipeline of product candidates targeting a broad range of psychiatric and neurological conditions.

Since our inception in 2009, we have focused substantially all of our efforts and financial resources on organizing and staffing our company, acquiring and developing our technology, raising capital, building our intellectual property portfolio, undertaking preclinical studies and clinical trials and providing general and administrative support for these activities.

On June 27, 2019, our registration statement on Form S-1 relating to its initial public offering, or IPO, of our common stock was declared effective by the Securities and Exchange Commission, or SEC. In the IPO, which closed on July 2, 2019, we issued and sold 6,414,842 shares of our common stock, including full exercise of the underwriters’ over-allotment option to purchase an additional 836,718 shares, at a public offering price of $16.00 per share. The aggregate net proceeds to us from the IPO, inclusive of proceeds from the over-allotment exercise, were approximately $93.2 million after deducting underwriting discounts and commissions of $7.2 million and estimated offering expenses of approximately $2.3 million. Prior to the IPO, we have funded our operations primarily with proceeds from the sales of redeemable convertible preferred stock and the issuance of convertible notes. As of July 2, 2019, there were 23,412,754 shares of common stock outstanding.

We have never generated revenue and have incurred significant net losses since inception. For the six months ended June 30, 2019, our net loss was $27.1 million. As of June 30, 2019, we had an accumulated deficit of $58.7 million. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our operating expenses and capital expenditures will increase substantially, particularly as we:

•	invest significantly to further develop KarXT for our current and future indications;
•	advance additional product candidates into preclinical and clinical development;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials;

•	require the manufacture of larger quantities of our product candidates for clinical development and potential commercialization;
•	hire additional clinical, scientific, management and administrative personnel;
•	maintain, expand and protect our intellectual property portfolio;
•	acquire or in-license other assets and technologies;
•

add additional operational, financial and management information systems and processes to support our ongoing development efforts, any future manufacturing or commercialization efforts and our transition to operating as a public company; and

•	incur additional costs associated with operating as a public company.

We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for a product candidate or enter into collaborative agreements with third parties, which we expect will take a number of years, if ever, and the outcome of which is subject to significant uncertainty. Additionally, we currently use third parties such as contract research organizations, or CROs, and contract manufacturing organizations, or CMOs, to carry out our preclinical and clinical development activities, and we do not yet have a sales organization. If we obtain regulatory approval for any product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution.

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of private and public equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements with third parties. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates.

As of June 30, 2019, we had cash, cash equivalents and short-term investments of $75.3 million. We believe that our existing cash, cash equivalents and short-term investments, together with the net proceeds from the IPO which closed on July 2, 2019, which generated expected net proceeds of $93.2 million, will be sufficient to meet our anticipated operating and capital expenditure requirements for at least the next 18 months from the issuance date of our financial statements. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”

Components of Our Results of Operations

Revenue

To date, we have not generated any revenue and do not expect to generate any revenue in the foreseeable future, if at all. If our development efforts for our product candidates are successful and result in regulatory approval, we may generate revenue in the future from product sales. If we enter into license or collaboration agreements for any of our product candidates or intellectual property, we may generate revenue in the future from payments as a result of such license or collaboration agreements. We cannot predict if, when, or to what extent we will generate revenue from the commercialization and sale of our product candidates. We may never succeed in obtaining regulatory approval for any of our product candidates.

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for the development of our product candidates and our drug discovery efforts, which include:

•	personnel costs, including salaries and the related costs, and stock-based compensation expense, for employees engaged in research and development functions;
•	expenses incurred in connection with the preclinical and clinical development of our product candidates, including under agreements with CROs;

•	expenses incurred in connection with CMOs that manufacture drug products for use in our preclinical and clinical trials;
•	formulation costs and chemistry, manufacturing and controls, or CMC, costs; and
•	expenses incurred under agreements with consultants who supplement our internal capabilities.

We expense all research and development costs in the periods in which they are incurred. Costs for certain development activities are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and third-party service providers.

We do not track our internal research and development expenses on an indication-by-indication basis as they primarily relate to personnel, early research and consumable costs, which are deployed across multiple projects under development. These costs are included in unallocated research and development expenses in the table below. A portion of our research and development costs are external costs, such as fees paid to consultants, central laboratories, contractors, CMOs and CROs in connection with our clinical development activities, which costs we do track on an indication-by-indication basis. Substantially all of our allocable expenses made to date have been for the development of KarXT for the treatment of psychosis in patients with schizophrenia, and accordingly, we do not show expenses allocated to any other indication in the table below. Formulation costs and CMC costs and preclinical expenses consist of external costs associated with activities to support our current and future clinical programs, but are not allocated on an indication-by-indication basis due to the overlap of the potential benefit of those efforts across multiple indications that utilize KarXT. The following table summarizes our research and development expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Schizophrenia clinical trials	$4,019	$1,420	$8,817	$1,976
Formulation and CMC	770	75	1,360	228
Preclinical	696	310	1,487	452
Unallocated expenses	1,299	370	2,087	743
Total research and development expense	$6,784	$2,175	$13,751	$3,399

We expect our research and development expenses to increase substantially for the foreseeable future as we continue to invest in research and development activities related to developing our product candidates, including investments in manufacturing, as our programs advance into later stages of development and we continue to conduct clinical trials. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain.

Because of the numerous risks and uncertainties associated with conducting product development, we cannot determine with certainty the duration and completion costs of our current or future preclinical studies and clinical trials or if, when, or to what extent we will generate revenues from the commercialization and sale of our product candidates. We may never succeed in achieving regulatory approval for our product candidates. The duration, costs and timing of preclinical studies and clinical trials and development of our product candidates will depend on a variety of factors, if and as we:

•	continue to develop and conduct clinical trials for KarXT for our current and future indications;
•	initiate and continue research, preclinical and clinical development efforts for future product candidates;
•	seek to identify additional product candidates;
•	seek regulatory approvals for KarXT for our current and future indications as well as any other product candidates that successfully complete clinical development;
•	add operational, financial and management information systems and personnel, including personnel to support our product development and help us comply with our obligations as a public company;
•	hire and retain additional personnel, such as clinical, quality control, scientific, commercial and administrative personnel;
•	maintain, expand and protect our intellectual property portfolio;
•

establish sales, marketing, distribution, manufacturing, supply chain and other commercial infrastructure in the future to commercialize various products for which we may obtain regulatory approval, if any;

•	add equipment and physical infrastructure to support our research and development; and
•	acquire or in-license other product candidates and technologies.

A change in the outcome of any of these variables with respect to the development of any of our product candidates would significantly change the costs and timing associated with the development of that product candidate. We may never succeed in obtaining regulatory approval for any of our product candidates.

We do not believe that it is possible at this time to accurately project total indication-specific expenses through commercialization. There are numerous factors associated with the successful commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will impact our clinical development programs and plans.

General and Administrative Expenses

General and administrative expenses consist primarily of employee-related costs for personnel in executive, finance and administrative functions, costs related to maintenance and filing of intellectual property, facility-related costs, and other expenses for outside professional services, including legal, human resources, data management, audit and accounting services. Personnel costs consist of salaries, benefits, travel expense and stock-based compensation expense.

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research activities and development of our product candidates. We will also incur increased accounting, audit, legal, regulatory, compliance and director and officer insurance costs as well as investor and public relations expenses associated with operating as a public company.

Other Income (Expense)

Interest Income (Expense).    Interest income (expense) consists of interest accrued on the principal balance of convertible notes. A portion of the accrued interest was forgiven with respect to certain of the convertible notes upon their conversion into redeemable convertible preferred stock, and the forgiven interest is recorded as a reduction to interest expense.

Interest Income.    Interest income consists of interest income from our short-term investments.

Accretion of Debt Discount.    Upon issuance of our convertible notes, each note was recorded at cost, net of the derivative liability. This discount on each outstanding note, if any, was amortized as interest expense to the date such note was expected to convert using the effective interest rate method and is reflected in the statements of operations as accretion of debt discount.

Change in Fair Value of Derivatives.    Our convertible notes contained conversion options at a significant premium that were deemed to be embedded derivatives that are required to be bifurcated and accounted for separately from the convertible note. We remeasure the derivative liability to fair value at each reporting date, and we recognize changes in the fair value of the derivative liabilities in our statements of operations.

Results of Operations

Comparison of the Three Months Ended June 30, 2019 and 2018

	Three Months Ended June 30,
	2019	2018	Change
		(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	6,784	2,175	4,609
General and administrative	8,286	256	8,030
Total operating expenses	15,070	2,431	12,639
Loss from operations	(15,070)	(2,431)	(12,639)
Total other income (expense), net	(70)	1,892	(1,962)
Net loss attributable to common stockholders	$(15,140)	$(539)	$(14,601)

Research and Development Expenses

	Three Months Ended June 30,
	2019	2018	Change
		(in thousands)
Direct research and development expenses:
Schizophrenia clinical trials	$4,019	$1,420	$2,599
Formulation and CMC	770	75	695
Preclinical	696	310	386
Unallocated expenses:
Personnel related (including stock-based compensation)	877	180	697
Consultant fees and other expenses	422	190	232
Total research and development expense	$6,784	$2,175	$4,609

Expenses related to our schizophrenia clinical trials increased by $2.6 million due to the continued enrollment of our Phase 2 clinical trial which was not yet enrolling patients in the three months ended June 30, 2018. Formulation and CMC expenses increased by $0.7 million due to an increase in formulation development activities. Preclinical expenses increased by $0.4 million due to the initiation and execution of toxicology studies. The increase of $0.7 million in personnel-related costs was primarily a result of an increase in headcount. The increase of $0.2 million in consultant fees and other expenses was due to a combination of increase in consulting activities as well as costs associated with our discovery programs.

General and Administrative Expenses

	Three Months Ended June 30,
	2019	2018	Change
		(in thousands)
Personnel-related (including stock-based compensation)	$7,626	$124	$7,502
Professional and consultant fees	200	127	73
Other	460	5	455
Total general and administrative expense	$8,286	$256	$8,030

The increase of $7.5 million in personnel-related costs was primarily the result of increased headcount as well as an increase in stock-based compensation expense of $6.8 million. The increase of $0.1 million in professional and consultant fees was primarily due to an increase in audit fees and legal costs related to our ongoing business activities and preparations to operate as a public company. The increase of $0.5 million in other costs was primarily due to our facility lease in Boston, Massachusetts, data management services and insurance costs.

Other Income (Expense), Net

	Three Months Ended June 30,
	2019	2018	Change
		(in thousands)
Interest income (expense)	$—	$(307)	$307
Interest income	452	—	452
Accretion of debt discount	(522)	(85)	(437)
Change in fair value of derivative	—	2,284	(2,284)
Total other income (expense), net	$(70)	$1,892	$(1,962)

There was no interest income (expense) recorded during the three months ended June 30, 2019 because there was only one convertible note issued and converted during the quarter. All interest accrued was forgiven. Interest income (expense) for the three months ended June 30, 2018 represents interest expense accrued on outstanding convertible notes.

Interest income is attributable to interest earned on our short-term investments, which were purchased in November 2018. The accretion of debt discount was attributable to the $1.6 million convertible note issued in accordance with the Wellcome Trust Note on April 5, 2019, $0.5 million of which was allocated to the derivative liability. The Wellcome Trust Note was converted into shares of Series B convertible preferred stock on April 8, 2019 and the debt discount was fully accreted at that time.

There were no adjustments to the derivative liability associated with the April 2019 Wellcome Trust Note due to the immediate conversion of the note. The change in fair value of derivative for the three months ended June 30, 2018 reflects the mark-to-market of the convertible note derivative liabilities outstanding as of June 30, 2018.

Comparison of the Six Months Ended June 30, 2019 and 2018

	Six Months Ended June 30,
	2019	2018	Change
		(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	13,751	3,399	10,352
General and administrative	12,892	492	12,400
Total operating expenses	26,643	3,891	22,752
Loss from operations	(26,643)	(3,891)	(22,752)
Total other income (expense), net	(502)	944	(1,446)
Net loss attributable to common stockholders	$(27,145)	$(2,947)	$(24,198)

Research and Development Expenses

	Six Months Ended June 30,
	2019	2018	Change
		(in thousands)
Direct research and development expenses:
Schizophrenia clinical trials	$8,817	$1,976	$6,841
Formulation and CMC	1,360	228	1,132
Preclinical	1,487	452	1,035
Unallocated expenses:
Personnel related (including stock-based compensation)	1,298	405	893
Consultant fees and other expenses	789	338	451
Total research and development expense	$13,751	$3,399	$10,352

Expenses related to our schizophrenia clinical trials increased by $6.8 million due to the continued enrollment of our Phase 2 clinical trial which was not yet enrolling patients in the six months ended June 30, 2018. Formulation and CMC expenses increased by $1.1 million due to an increase in formulation development activities. Preclinical expenses increased by $1.0 million due to the initiation and execution of toxicology studies. The increase of $0.9 million in personnel-related costs was primarily a result of an increase in headcount. The increase of $0.5 million in consultant fees and other expenses was due to a combination of increase in consulting activities as well as costs associated with our discovery programs.

General and Administrative Expenses

	Six Months Ended June 30,
	2019	2018	Change
		(in thousands)
Personnel-related (including stock-based compensation)	$11,353	$200	$11,153
Professional and consultant fees	714	245	469
Other	825	47	778
Total general and administrative expense	$12,892	$492	$12,400

The increase of $11.2 million in personnel-related costs was primarily the result of increased headcount as well as an increase in stock-based compensation expense of $9.8 million. The increase of $0.5 million in professional and consultant fees was primarily due to an increase in audit fees and legal costs related to our ongoing business activities and preparations to operate as a public company. The increase of $0.8 million in other costs was primarily due to our facility lease in Boston, Massachusetts, data management services and insurance costs.

Other Income (Expense), Net

	Six Months Ended June 30,
	2019	2018	Change
		(in thousands)
Interest income (expense)	$11	$(588)	$599
Interest income	567	—	567
Accretion of debt discount	(945)	(672)	(273)
Change in fair value of derivative	(135)	2,204	(2,339)
Total other income (expense), net	$(502)	$944	$(1,446)

Interest income (expense) for the six months ended June 30, 2019 reflects excess of interest forgiven on the Wellcome Trust Notes at the time of conversion over interest expense accrued on all convertible notes outstanding during the period. Interest income (expense) for the six months ended June 30, 2018 represents interest expense accrued on outstanding convertible notes.

Interest income is attributable to interest earned on our short-term investments. The accretion of debt discount was attributable to the convertible notes issued in accordance with the Welcome Trust Note. These notes were subsequently converted in March and April 2019 into shares of our Series B convertible preferred stock. The related debt discounts were fully accreted at the time of each respective conversion.

The change in fair value of derivative for the six months ended June 30, 2019 reflects the mark-to-market of the convertible note derivative liabilities prior to the conversion of the associated notes in March 2019 into shares of our Series B convertible preferred stock. The change in fair value of derivative for the six months ended June 30, 2018 reflects the mark-to-market of the convertible note derivative liabilities outstanding as of June 30, 2018.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. To date, we have funded our operations primarily with proceeds from the sale of redeemable convertible preferred stock and issuance of convertible notes. Through June 30, 2019, our operations have been financed by gross proceeds of $24.1 million from the issuance of convertible notes and $91.0 million from the sale of shares of our redeemable convertible preferred stock. As of June 30, 2019, we had $75.3 million in cash, cash equivalents and short-term investments, and an accumulated deficit of $58.7 million. In April 2019, we received $1.6 million from the issuance of convertible notes, which were subsequently converted into 137,743 shares of our Series B redeemable convertible preferred stock. On July 2, 2019, we completed an initial public offering of our common stock by issuing 6,414,842 shares of our common stock, at $16.00 per share, for gross proceeds of $102.6 million, or net proceeds of $93.2 million. As of July 2, 2019, there were 23,412,754 shares of common stock outstanding.

Our primary use of cash has been to fund operating expenses, which consist of research and development and general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(15,687)	$(6,382)
Net cash used in investing activities	(59,538)	—
Net cash provided by financing activities	76,816	7,000
Net increase in cash, cash equivalents and restricted cash	$1,591	$618

Cash Flows from Operating Activities

Cash used in operating activities for the six months ended June 30, 2019 was $15.7 million, consisting of a net loss of $27.1 million partially offset by non-cash items, including stock-based compensation expense of $9.9 million, the accretion of debt discount related to the convertible notes of $0.9 million, and $0.1 million resulting from the change in fair value of the convertible note derivative liabilities. The change in our net operating assets and liabilities was due primarily to an increase in accounts payable and accrued expenses of $0.6 million, primarily driven by timing of payments to CROs and CMOs, and $0.1 million related to an increase in deferred lease obligation.

Cash used in operating activities for the six months ended June 30, 2018 was $6.4 million, consisting of a net loss of $3.0 million offset by noncash items, including non-cash gains of $2.2 million resulting from the change in fair value of the convertible note derivative liabilities, partially offset by the accretion of debt discount related to the convertible notes of $0.7 million, non-cash interest expense of $0.6 million, and stock-based compensation expense of $0.1 million. The change in our net operating assets and liabilities was due primarily to an increase in prepaid expenses and other current assets of $2.0 million and a decrease in accounts payable of $0.8 million primarily due to payment timing, which was partially offset by an increase in accrued expenses of $0.1 million.

Cash Flows used in Investing Activities

Cash used in investing activities for the six months ended June 30, 2019 was $59.5 million, primarily attributable to the purchases of short-term investments of $64.5 million, and offset by maturities of short-term investments of $5.0 million.

During the six months ended June 30, 2018, there was no cash used in investing activities.

Cash Flows from Financing Activities

Cash provided by financing activities for the six months ended June 30, 2019 was $76.8 million and was related primarily to the $74.8 million of net proceeds from the issuance of redeemable convertible preferred stock as well as $3.1 million related to proceeds from the issuance of convertible notes, partially offset by $1.2 million in payments of deferred offering costs.

Cash provided by financing activities for the six months ended June 30, 2018 was $7.0 million and was related to the proceeds from the issuance of convertible notes.

Future Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, in particular as we continue to advance our product candidates through clinical trials. In addition, we expect to incur additional costs associated with operating as a public company.

As of June 30, 2019, we had cash and cash equivalents and short-term investments of $75.3 million. Based on our current plans, we believe that our existing cash, cash equivalents and short-term investments, together with the $93.2 million of net proceeds from our initial public offering, will be sufficient to meet our anticipated operating and capital expenditure requirements for at least the next 18 months.

We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including:

•	the scope, progress, results and costs of researching and developing KarXT for our current and future indications as well as other product candidates we may develop;
•	the timing of, and the costs involved in, obtaining marketing approvals for KarXT for our current and future indications as well as future product candidates we may develop and pursue;
•	the number of future indications and product candidates that we pursue and their development requirements;
•

if approved, the costs of commercialization activities for KarXT for the approved indication, or any other product candidate that receives regulatory approval to the extent such costs are not the responsibility of any future collaborators, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;

•	subject to receipt of regulatory approval, revenue, if any, received from commercial sales of KarXT for any program or revenues received from any future product candidates;
•	the extent to which we in-license or acquire rights to other products, product candidates or technologies;
•	our headcount growth and associated costs as we expand our research and development and establish a commercial infrastructure;
•

the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights including enforcing and defending intellectual property related claims; and

•	the costs of operating as a public company.

A change in the outcome of any of these or other variables with respect to the development of any of our product candidates could significantly change the costs and timing associated with the development of that product candidate. Further, our operating plans may change in the future, and we may need additional funds to meet operational needs and capital requirements associated with such operating plans.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of equity financings, debt financings, collaborations with other companies or other strategic transactions. We do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Further, our operating plans may change, and we may need additional funds to meet operational needs and capital requirements for clinical trials and other research and development activities. We currently have no credit facility or committed sources of capital. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated product development programs.

Contractual Obligations and Other Commitments

The following table summarizes our outstanding contractual obligations as of payment due date by period at June 30, 2019.

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Operating lease commitments(1)	$1,852	$496	$1,013	$343	$—
Total	$1,852	$496	$1,013	$343	$—

(1)	Reflects payments due for our lease of office space in Boston, Massachusetts under an operating lease agreement that expires in February 2023.

We enter into contracts in the normal course of business with CROs, CMOs and other third parties for clinical trials, preclinical research studies and testing and manufacturing services. These contracts are cancelable by us upon prior written notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation. These payments are not included in the preceding table as the amount and timing of such payments are not known.

We are also party to certain license and collaboration agreements with PureTech Health and Eli Lilly and Company. We have not included future payments under these agreements in the table of contractual obligations above since obligations under these agreements are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones, or royalties on net product sales. As of June 30, 2019, we were unable to estimate the timing or likelihood of achieving these milestones or generating future product sales.

Critical Accounting Polices and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We believe that of our critical accounting policies described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our final prospectus for our initial public offering filed pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, with the SEC on June 28, 2019, the following involve the most judgment and complexity:

•	research and development contract costs and accruals;
•	convertible notes and derivative liabilities;
•	determination of fair value of common stock; and
•	stock-based compensation expense.

Accordingly, we believe the policies set forth above are critical to fully understanding and evaluating our financial condition and results of operations. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.

JOBS Act Accounting Election

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. Other exemptions and reduced reporting requirements under the JOBS Act for emerging growth companies include an exemption from the requirement to provide an auditor’s report on internal controls over financial reporting pursuant to the Sarbanes-Oxley Act of 2012, and an exemption from any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation. We have elected to use the extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that (i) we are no longer an emerging growth company or (ii) we affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

We are also evaluating the benefits of relying on other exemptions and reduced reporting requirements under the JOBS Act. Subject to certain conditions, as an emerging growth company, we may rely on certain of these exemptions, including without limitation, providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. We would cease to be an emerging growth company upon the earliest of: (1) the last day of the fiscal year ending after the fifth anniversary of our initial public offering; (2) the last day of the fiscal year in which we have more than $1.07 billion in annual revenue; (3) the last day of the fiscal year in which we qualify as a “large accelerated filer,” with at least $700.0 million of equity securities held by non-affiliates as of the prior June 30th; or (4) the issuance, in any three-year period, by our company of more than $1.0 billion in non-convertible debt securities held by non-affiliates.

Recently Issued and Adopted Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our cash equivalents and short-term investments are primarily invested in short-term U.S. Treasuries. However, because of the short-term nature of the investments in our portfolio, an immediate one percentage point change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with vendors that are located outside of the United States. As a result, our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and six months ended June 30, 2019 and 2018.

Item 4. Limitations on Effectiveness of Controls and Procedures.

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2019.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings.

Item 1A. Risk Factors.

Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Quarterly Report on Form 10‑Q and in other documents that we file with the SEC, in evaluating our company and our business. Investing in our common stock involves a high degree of risk. If any of the following risks actually occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

Risks Related to Our Financial Position and Need for Capital

We are a clinical-stage biopharmaceutical company and we have incurred significant losses since our inception. We anticipate that we will continue to incur significant losses for the foreseeable future.

We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our clinical development and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Since our inception, we have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our financial condition and operating results, including net losses, may fluctuate significantly from quarter to quarter and year to year. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance. Additionally, net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net losses were $6.0 million and $17.5 million for the years ended December 31, 2017 and 2018, respectively, and $27.1 million for the six months ended June 30, 2019. As of June 30, 2019, we had an accumulated deficit of $58.7 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for KarXT in our initial and potential additional indications as well as for other product candidates.

We anticipate that our expenses will increase substantially if and as we:

•	continue to develop and conduct clinical trials for KarXT for our initial and potential additional indications;
•	initiate and continue research, preclinical and clinical development efforts for any future product candidates;
•	seek to identify additional product candidates;
•	seek regulatory approvals for KarXT, or any other product candidates that successfully complete clinical development;
•

add operational, financial and management information systems and personnel, including personnel to support our product candidate development and help us comply with our obligations as a public company;

•	hire and retain additional personnel, such as clinical, quality control, scientific, commercial and administrative personnel;
•	maintain, expand and protect our intellectual property portfolio;
•	establish sales, marketing, distribution, manufacturing, supply chain and other commercial infrastructure in the future to commercialize various products for which we may obtain regulatory approval;
•	add equipment and physical infrastructure to support our research and development; and
•	acquire or in-license other product candidates and technologies.

Our expenses could increase beyond our expectations if we are required by the U.S. Food and Drug Administration, or FDA, or other regulatory authorities to perform clinical trials in addition to those that we currently expect, or if there are any delays in establishing appropriate manufacturing arrangements for or in completing our clinical trials or the development of any of our product candidates.

We have never generated revenue from product sales and may never be profitable.

Our ability to become and remain profitable depends on our ability to generate revenue. We do not expect to generate significant revenue, if any, unless and until we, either alone or with a collaborator, are able to obtain regulatory approval for, and successfully commercialize, KarXT for our initial and potential additional indications, or any other product candidates we may develop. Successful commercialization will require achievement of many key milestones, including demonstrating safety and efficacy in clinical trials, obtaining regulatory, including marketing, approval for these product candidates, manufacturing, marketing and selling those products for which we, or any of our future collaborators, may obtain regulatory approval, satisfying any post-marketing requirements and obtaining reimbursement for our products from private insurance or government payors. Because of the uncertainties and risks associated with these activities, we are unable to accurately and precisely predict the timing and amount of revenues, the extent of any further losses or if or when we might achieve profitability. We and any future collaborators may never succeed in these activities and, even if we do, or any future collaborators do, we may never generate revenues that are large enough for us to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Additionally, our expenses could increase if we are required by the FDA or any comparable foreign regulatory authority to perform clinical trials in addition to those currently expected, or if there are any delays in completing our clinical trials or the development of any of our product candidates.

Our failure to become and remain profitable may depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations. If we continue to suffer losses as we have in the past, investors may not receive any return on their investment and may lose their entire investment.

We have a limited operating history, which may make it difficult to evaluate the prospects for our future viability.

Our operations to date have been limited to organizing, staffing and financing our company, raising capital, in-licensing our technology and conducting research and development activities, including preclinical studies and clinical trials, for our product candidates. We have not yet demonstrated an ability to generate revenues, obtain regulatory approvals, manufacture a commercial-scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in clinical development, especially clinical-stage biopharmaceutical companies such as ours. Any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives. We will eventually need to transition from a company with a development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

We will need substantial additional funding, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product discovery and development programs or commercialization efforts.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to continue the preclinical and clinical development of our current and future programs. If we are able to gain marketing approval for product candidates that we develop, including any indication for which we are developing or may develop KarXT, we will require significant additional amounts of cash in order to launch and commercialize such product candidates to the extent that such launch and commercialization are not the responsibility of a future collaborator that we may contract with in the future. In addition, other unanticipated costs may arise in the course of our development efforts. Because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop.

Our future capital requirements depend on many factors, including:

•	the scope, progress, results and costs of researching and developing KarXT for our initial and potential additional indications, as well as other product candidates we may develop;
•	the timing of, and the costs involved in, obtaining marketing approvals for KarXT for our initial and potential additional indications, and other product candidates we may develop and pursue;
•	the number of future product candidates that we may pursue and their development requirements;

•

if approved, the costs of commercialization activities for KarXT for any approved indications, or any other product candidate that receives regulatory approval to the extent such costs are not the responsibility of any future collaborators, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;

•	subject to receipt of regulatory approval, revenue, if any, received from commercial sales of KarXT for any approved indications or any other product candidates;
•	the extent to which we in-license or acquire rights to other products, product candidates or technologies;
•	our headcount growth and associated costs as we expand our research and development and establish a commercial infrastructure;
•

the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights, including enforcing and defending intellectual property related claims; and

•	the costs of operating as a public company.

We cannot be certain that additional funding will be available on acceptable terms, or at all. We have no committed source of additional capital and if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives. Any of our current or future license agreements may also be terminated if we are unable to meet the payment or other obligations under the agreements.

On July 2, 2019, we completed an initial public offering of our common stock by issuing 6,414,842 shares of our common stock, at $16.00 per share, for gross proceeds of $102.6 million, or net proceeds of $93.2 million. We believe that our existing cash, cash equivalents and short-term investments at June 30, 2019, along with the proceeds from our initial public offering, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. Our estimate may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

We expect our expenses to increase in connection with our planned operations. Unless and until we can generate a substantial amount of revenue from our product candidates, we expect to finance our future cash needs through public or private equity offerings, debt financings, collaborations, licensing arrangements or other sources, or any combination of the foregoing. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans.

To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, your ownership interest may be diluted, and the terms of these securities could include liquidation or other preferences and anti-dilution protections that could adversely affect your rights as a common stockholder. In addition, debt financing, if available, may result in fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, creating liens, redeeming stock or declaring dividends, that could adversely impact our ability to conduct our business. In addition, securing financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates.

If we raise additional funds through collaborations or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Our ability to use net operating losses and research and development credits to offset future taxable income may be subject to certain limitations.

As of December 31, 2018, we had federal net operating loss carryforwards totaling $23.0 million of which $9.7 million begin to expire in 2029 and $13.3 million can be carried forward indefinitely. As of December 31, 2018, we had state net operating loss carryforwards totaling $22.9 million which begin to expire in 2029. As of December 31, 2018, we also had federal and state research and development tax credit carryforwards of $0.5 million and less than $0.1 million, respectively, which expire in 2038 and 2033, respectively. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses or tax credits, or NOLs or credits, to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. Our existing NOLs or credits may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change in the future, our ability to utilize NOLs or credits could be further limited by Sections 382 and 383 of the Code. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code. Our NOLs or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits. If we determine that an ownership change has occurred and our ability to use our historical NOLs or credits is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

Furthermore, our ability to utilize our NOLs or credits is conditioned upon our attaining profitability and generating U. S. federal and state taxable income. As described above under “—Risks Related to Our Financial Position and Need for Additional Capital,” we have incurred significant net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future; and therefore, we do not know whether or when we will generate the U.S. federal or state taxable income necessary to utilize our NOL or credit carryforwards that are subject to limitation by Sections 382 and 383 of the Code.

Comprehensive tax reform legislation could adversely affect our business and financial condition.

The U.S. government has recently enacted comprehensive tax legislation that includes significant changes to the taxation of business entities. These changes include, among others, a permanent reduction to the corporate income tax rate. Notwithstanding the reduction in the corporate income tax rate, the overall impact of this tax reform is uncertain, and our business and financial condition could be adversely affected.

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

Our business substantially depends upon the successful development of KarXT. If we are unable to obtain regulatory approval for, and successfully commercialize, KarXT, our business may be materially harmed.

We currently have no products approved for sale and are investing the majority of our efforts and financial resources in the development of our lead product candidate, KarXT for psychosis in patients with schizophrenia and AD as well as pain. Successful continued development and ultimate regulatory approval of KarXT for our initial and potential additional indications is critical to the future success of our business. We will need to raise sufficient funds for, and successfully enroll and complete, our clinical development programs of KarXT for psychosis in patients with schizophrenia and AD as well as pain, and possibly other diseases. The future regulatory and commercial success of KarXT is subject to a number of risks, including the following:

•	successful completion of preclinical studies and clinical trials;
•	successful patient enrollment in clinical trials;
•	successful data from our clinical program that supports an acceptable risk-benefit profile of our product candidates in the intended populations;
•	receipt and maintenance of marketing approvals from applicable regulatory authorities;
•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
•	making arrangements with third-party manufacturers, or establishing manufacturing capabilities, for both clinical and commercial supplies of our product candidates;

•	entry into collaborations to further the development of our product candidates;
•	establishing sales, marketing and distribution capabilities and launching commercial sales of our products, if and when approved, whether alone or in collaboration with others;
•	successfully launching commercial sales of our product candidates, if and when approved;
•	acceptance of our products, if and when approved, by patients, the medical community and third-party payors;
•	obtaining and maintaining third-party coverage and adequate reimbursement;
•	maintaining a continued acceptable safety profile of the products following approval;
•	effectively competing with other therapies; and
•	enforcing and defending intellectual property rights and claims.

Many of these risks are beyond our control, including the risks related to clinical development, the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing and sales efforts of any future collaborator. If we are unable to develop, receive regulatory approval for, or successfully commercialize KarXT for the indications we are developing it for, or if we experience delays as a result of any of these risks or otherwise, our business could be materially harmed.

In addition, of the large number of drugs in development in the pharmaceutical industry, only a small percentage result in the submission of a new drug application, or NDA, to the FDA and even fewer are approved for commercialization. Furthermore, even if we do receive regulatory approval for KarXT for any indication, any such approval may be subject to limitations on the indications or uses or patient populations for which we may market the product. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development programs, we cannot assure you that we will successfully develop or commercialize KarXT for any indication. If we or any of our future collaborators are unable to develop, or obtain regulatory approval for, or, if approved, successfully commercialize KarXT for our initial or potential additional indications, we may not be able to generate sufficient revenue to continue our business. In addition, our failure to demonstrate positive results in our clinical trials in any indication for which we are developing KarXT could adversely affect our development efforts for KarXT in other indications.

Our company has never commercialized a product candidate and may experience delays or unexpected difficulties in obtaining regulatory approval for KarXT for our initial or potential additional indications.

Our company has never obtained regulatory approval for, or commercialized, a drug. It is possible that the FDA may refuse to accept any or all of our planned NDAs for substantive review or may conclude after review of our data that our application is insufficient to obtain regulatory approval for any product candidates. If the FDA does not approve any of our planned NDAs, it may require that we conduct additional costly clinical, nonclinical or manufacturing validation studies before it will reconsider our applications. Depending on the extent of these or any other FDA-required studies, approval of any NDA or other application that we submit may be significantly delayed, possibly for several years, or may require us to expend more resources than we have available. Any failure or delay in obtaining regulatory approvals would prevent us from commercializing KarXT for any indication or any other product candidate, generating revenues and achieving and sustaining profitability. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA to approve any NDA or other application that we submit. If any of these outcomes occur, we may be forced to abandon the development of our product candidates, which would materially adversely affect our business and could potentially cause us to cease operations. We face similar risks for our applications in foreign jurisdictions. In addition, difficulties in obtaining approval of KarXT in any of the initial indications for which we are developing it could adversely affect our efforts to seek approval from regulatory authorities for KarXT in other indications.

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

We, and any future collaborators, are not permitted to commercialize, market, promote or sell any product candidate in the United States without obtaining regulatory approval from the FDA. Foreign regulatory authorities, such as the European Medicines Agency, or EMA, impose similar requirements. The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable, but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. To date, we have not submitted an NDA to the FDA or similar drug approval submissions to comparable foreign regulatory authorities for KarXT or any other product candidate. We, and any future collaborators, must complete additional preclinical or nonclinical studies and clinical trials to demonstrate the safety and efficacy of our product candidates in humans before we will be able to obtain these approvals.

Clinical testing is expensive, difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. The clinical development of KarXT for our initial and potential additional indications or other product candidates is susceptible to the risk of failure inherent at any stage of development, including failure to demonstrate efficacy in a clinical trial or across a broad population of patients, the occurrence of adverse events that are severe or medically or commercially unacceptable, failure to comply with protocols or applicable regulatory requirements, and determination by the FDA or any comparable foreign regulatory authority that a product candidate may not continue development or is not approvable. It is possible that even if KarXT or any other product candidate has a beneficial effect, that effect will not be detected during clinical evaluation as a result of one or more of a variety of factors, including the size, duration, design, measurements, conduct or analysis of our clinical trials. Conversely, as a result of the same factors, our clinical trials may indicate an apparent positive effect of KarXT or any other product candidate that is greater than the actual positive effect, if any. Similarly, in our clinical trials we may fail to detect toxicity of or intolerability caused by KarXT or any other product candidate, or mistakenly believe that our product candidates are toxic or not well-tolerated when that is not in fact the case.

Our current and future product candidates could fail to receive regulatory approval for many reasons, including the following:

•	the FDA or comparable foreign regulatory authorities may disagree as to the design or implementation of our clinical trials;
•	we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indication;
•	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
•	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
•	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from clinical trials or preclinical studies;
•

the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a NDA, to the FDA or other submission or to obtain regulatory approval in the United States, the European Union or elsewhere;

•

the FDA or comparable foreign regulatory authorities may find deficiencies with or fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and

•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

This lengthy approval process as well as the unpredictability of clinical trial results may result in our failing to obtain regulatory approval to market any product candidate we develop, which would significantly harm our business, results of operations and prospects. There is no assurance that the endpoints and trial designs used for the approval of currently approved CNS drugs will be acceptable for future approvals, including for KarXT. The FDA and other comparable foreign authorities have substantial discretion in the approval process, and determining when or whether regulatory approval will be obtained for any product candidate that we develop. Even if we believe the data collected from future clinical trials of our product candidates are promising, such data may not be sufficient to support approval by the FDA or any other regulatory authority.

In addition, even if we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may not approve the price we intend to charge for our products, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

We may incur unexpected costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

To obtain the requisite regulatory approvals to commercialize any of our product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our product candidates are safe and effective in humans. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process and our future clinical trial results may not be successful.

We may experience delays in completing our clinical trials or preclinical studies and initiating or completing additional clinical trials. We may also experience numerous unforeseen events during our clinical trials that could delay or prevent our ability to receive marketing approval or commercialize the product candidates we develop, including:

•

regulators, or institutional review boards, or IRBs, or other reviewing bodies may not authorize us or our investigators to commence a clinical trial, or to conduct or continue a clinical trial at a prospective or specific trial site;

•

we may not reach agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•

the number of subjects or patients required for clinical trials of KarXT in an indication or any other product candidate may be larger than we anticipate, enrollment in these clinical trials may be insufficient or slower than we anticipate, and the number of clinical trials being conducted at any given time may be high and result in fewer available patients for any given clinical trial, or patients may drop out of these clinical trials at a higher rate than we anticipate;

•

our third-party contractors, including those manufacturing our product candidates or conducting clinical trials on our behalf, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

•

we may have to amend clinical trial protocol submitted to regulatory authorities or conduct additional studies to reflect changes in regulatory requirements or guidance, which we may be required to resubmit to an IRB and regulatory authorities for re-examination;

•

regulators, IRBs or other reviewing bodies may fail to approve or subsequently find fault with the manufacturing processes or facilities of third-party manufacturers with which we enter into agreement for clinical and commercial supplies, or the supply or quality of KarXT or any other product candidate or other materials necessary to conduct clinical trials of our product candidates may be insufficient, inadequate or not available at an acceptable cost, or we may experience interruptions in supply; and

•	the potential for approval policies or regulations of the FDA or the applicable foreign regulatory agencies to significantly change in a manner rendering our clinical data insufficient for approval.

Regulators, IRBs of the institutions in which clinical trials are being conducted or data monitoring committees may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. For example, a previous Phase 1 clinical trial of KarXT conducted by us was put on hold by the FDA in April 2017 after one and half days of dosing due to preliminary assessment of preclinical findings. Although this hold was lifted in August 2017 after the FDA’s complete review of the preclinical data and our proposed addition of monitoring for potential decreased gastrointestinal motility to the clinical protocol, we face the risk of future clinical holds that may not be lifted in a timely manner, if at all.

Negative or inconclusive results from our ongoing clinical trial of KarXT for the treatment of psychosis in patients with schizophrenia, or any other clinical trial or preclinical studies in animals that we conduct, could mandate repeated or additional clinical trials and could result in changes to or delays in clinical trials KarXT in other indications. We do not know whether any clinical trials that we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market KarXT for our initial or potential additional indications, or any other product candidate. If later stage clinical trials do not produce favorable results, our ability to obtain regulatory approval for KarXT for initial or potential additional indications, or any other product candidate, may be adversely impacted.

Our failure to successfully initiate and complete clinical trials of KarXT for our initial or potential additional indications or any other product candidate and to demonstrate the efficacy and safety necessary to obtain regulatory approval to market KarXT or any other product candidate would significantly harm our business. Our product candidate development costs will also increase if we experience delays in testing or regulatory approvals and we may be required to obtain additional funds to complete clinical trials. We cannot assure you that our clinical trials will begin as planned or be completed on schedule, if at all, or that we will not need to restructure our trials after they have begun. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates, which may harm our business and results of operations. In addition, many of the factors that cause, or lead to, delays of clinical trials may ultimately lead to the denial of regulatory approval of KarXT or any other product candidate.

Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time-consuming and uncertain and may prevent us or any future collaboration partners from obtaining approvals for the commercialization of KarXT for our initial or potential additional indications as well as for any other product candidate we develop.

Any product candidate we may develop and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, and distribution, are subject to comprehensive regulation by the FDA and other regulatory authorities in the United States and by comparable authorities in other countries. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate in a given jurisdiction. We have not received approval to market any product candidates from regulatory authorities in any jurisdiction and it is possible that none of the product candidates we may seek to develop in the future will ever obtain regulatory approval. We have no experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party CROs or regulatory consultants to assist us in this process. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the biologic product candidate’s safety, purity, efficacy and potency. Securing regulatory approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Any product candidates we develop may not be effective, may be only moderately effective, or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

The process of obtaining marketing approvals, both in the United States and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity, and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit, or prevent marketing approval of a product candidate. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

If we experience delays in obtaining approval or if we fail to obtain approval of any product candidates we may develop, the commercial prospects for those product candidates, including for KarXT in other indications, may be harmed, and our ability to generate revenues will be materially impaired.

Risks associated with the in-licensing or acquisition of product candidates could cause substantial delays in the preclinical and clinical development of our product candidates.

We have relied on Eli Lilly and Company, or Eli Lilly, to have conducted research and development in accordance with the applicable protocol, legal, regulatory and scientific standards, having accurately reported the results of all clinical trials conducted prior to our acquisition of KarXT and having correctly collected and interpreted the data from these trials. If the research and development processes or the results of the development programs prior to our development of KarXT prove to be unreliable, this could result in increased costs and delays in the development of KarXT, which could adversely affect any future revenue from this product candidate.

We may also acquire or in-license additional product candidates for preclinical or clinical development in the future as we continue to build our pipeline. The risks associated with acquiring or in-licensing product candidates could result in delays in the commencement or completion of our preclinical studies and clinical trials, if ever, and our ability to generate revenues from our product candidates may be delayed.

The results of early-stage clinical trials and preclinical studies may not be predictive of future results. Initial data in our ongoing clinical trials may not be indicative of results obtained when these trials are completed or in later stage trials.

The results of preclinical studies may not be predictive of the results of clinical trials, and the results of any early-stage clinical trials we commence may not be predictive of the results of the later-stage clinical trials. In addition, initial data in clinical trials may not be indicative of results obtained when such trials are completed. There can be no assurance that any of our clinical trials will ultimately be successful or support further clinical development of any of our product candidates. There is a high failure rate for drugs and biologics proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies, and any such setbacks in our clinical development could have a material adverse effect on our business and operating results.

Interim topline and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim topline or preliminary data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our reputation and business prospects.

If we encounter difficulties enrolling patients in our future clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion.

Patient enrollment is affected by many factors, including:

•	the patient eligibility criteria defined in the protocol;
•	the size of the patient population required for analysis of the trial’s primary endpoints;
•	the proximity of patients to study sites; the design of the trial;
•	our ability to recruit clinical trial investigators with the appropriate competencies and experience;

•

competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages and risks of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications that we are investigating;

•	our ability to obtain and maintain patient consents; and
•	the risk that patients enrolled in clinical trials will drop out of the trials before completion.

In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials in such clinical trial site.

Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays or might require us to abandon one or more clinical trials altogether. Delays in patient enrollment may result in increased costs, affect the timing or outcome of the planned clinical trials, product candidate development and approval process and jeopardize our ability to seek and obtain the regulatory approval required to commence product sales and generate revenue, which could prevent completion of these trials, adversely affect our ability to advance the development of our product candidates, cause the value of our company to decline and limit our ability to obtain additional financing if needed.

Changes in methods of product candidate manufacturing or formulation may result in additional costs or delay.

As product candidates proceed through preclinical studies to late-stage clinical trials towards potential approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize processes and results. For example, we are exploring other formulations and modes of administration for KarXT. Also, in our ongoing Phase 2 clinical trial, we are using a co-formulation of KarXT, whereas previous clinical data were based on xanomeline alone. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the materials manufactured using altered processes. Such changes may also require additional testing, FDA notification or FDA approval. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commence sales and generate revenue.

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following regulatory approval, if obtained.

Undesirable side effects caused by KarXT, or any future product candidate, could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. In clinical trials of KarXT to date, there were no observed drug-related serious adverse events. The majority of observed drug-related cholinergic adverse events were mild or moderate in severity, transient and resolved without discontinuation of the KarXT trial. However, there can be no guarantee that we would observe a similar tolerability profile of KarXT in our ongoing Phase 2 clinical trial or in future clinical trials. Many compounds that initially showed promise in clinical or earlier stage testing are later found to cause undesirable or unexpected side effects that prevented further development of the compound.

If unacceptable side effects arise in the development of our product candidates, we, the FDA or comparable foreign regulatory authorities, the IRBs, or independent ethics committees at the institutions in which our trials are conducted, or the independent safety monitoring committee could suspend or terminate our clinical trials or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. Treatment-emergent side effects that are deemed to be drug-related could also affect subject recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. Undesirable side effects in one of our clinical trials for KarXT in one indication could adversely affect enrollment in clinical trials, regulatory approval and commercialization of KarXT in other indications. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We expect to have to train medical personnel using our product candidates to understand the side effect profiles for our clinical trials and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient injury or death. Any of these occurrences may harm our business, financial condition and prospects significantly.

Moreover, clinical trials of our product candidates are conducted in carefully defined sets of patients who have agreed to enter into clinical trials. Consequently, it is possible that our clinical trials, or those of any future collaborator, may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects.

Even if KarXT or any future product candidate of ours receives regulatory approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success, in which case we may not generate significant revenues or become profitable.

We have never commercialized a product, and even if KarXT for the treatment of any indication, or any future product candidate of ours, is approved by the appropriate regulatory authorities for marketing and sale, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. Physicians may be reluctant to take their patients off their current medications and switch their treatment regimen to KarXT. Further, patients often acclimate to the treatment regime that they are currently taking and do not want to switch unless their physicians recommend switching products or they are required to switch due to lack of coverage and adequate reimbursement. In addition, even if we are able to demonstrate our product candidates’ safety and efficacy to the FDA and other regulators, safety or efficacy concerns in the medical community may hinder market acceptance.

Efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources, including management time and financial resources, and may not be successful. In particular, we may have difficulty in convincing the medical community that KarXT’s preferential targeting and stimulation of certain muscarinic receptors has the potential to avoid the undesirable side effects associated with stimulation of muscarinic receptors in the peripheral tissues. If KarXT or any other product candidate is approved but does not achieve an adequate level of market acceptance, we may not generate significant revenues and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the efficacy and safety of the product;
•	the potential advantages of the product compared to competitive therapies;
•	the prevalence and severity of any side effects;
•	whether the product is designated under physician treatment guidelines as a first-, second- or third-line therapy;
•	our ability, or the ability of any future collaborators, to offer the product for sale at competitive prices;
•	the product’s convenience and ease of administration compared to alternative treatments;
•	the willingness of the target patient population to try, and of physicians to prescribe, the product;
•	limitations or warnings, including distribution or use restrictions contained in the product’s approved labeling;
•	the strength of sales, marketing and distribution support;
•	changes in the standard of care for the targeted indications for the product; and
•	availability and adequacy of coverage and reimbursement from government payors, managed care plans and other third-party payors.

Any failure by KarXT or any other potential product candidate of ours that obtains regulatory approval to achieve market acceptance or commercial success would adversely affect our business prospects.

If we fail to develop and commercialize KarXT for additional indications or fail to discover, develop and commercialize other product candidates, we may be unable to grow our business and our ability to achieve our strategic objectives would be impaired.

Although the development and commercialization of KarXT for the treatment of psychosis in patients with schizophrenia and AD as well as pain is our primary focus, as part of our longer-term growth strategy, we plan to evaluate KarXT in other indications and develop other product candidates. We intend to evaluate internal opportunities from KarXT or other potential product candidates, and also may choose to in-license or acquire other product candidates as well as commercial products to treat patients suffering from other disorders with significant unmet medical needs and limited treatment options. These other potential product candidates will require additional, time-consuming development efforts prior to commercial sale, including preclinical studies, clinical trials and approval by the FDA and/or applicable foreign regulatory authorities. All product candidates are prone to the risks of failure that are inherent in pharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, we cannot assure you that any such products that are approved will be manufactured or produced economically, successfully commercialized or widely accepted in the marketplace or be more effective than other commercially available alternatives.

Research programs to identify product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for many reasons, including the following:

•	the research methodology used may not be successful in identifying potential product candidates;
•	competitors may develop alternatives that render our product candidates obsolete;
•	product candidates that we develop may nevertheless be covered by third parties’ patents or other exclusive rights;
•

a product candidate may, on further study, be shown to have harmful side effects or other characteristics that indicate it is unlikely to be effective or otherwise does not meet applicable regulatory criteria;

•	a product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all; and
•	a product candidate may not be accepted as safe and effective by patients, the medical community or third-party payors.

If we are unsuccessful in identifying and developing additional product candidates, our potential for growth and achieving our strategic objectives may be impaired.

We may expend our resources to pursue a particular product candidate or indication and forgo the opportunity to capitalize on product candidates or indications that may ultimately be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we intend to focus on developing product candidates for specific indications that we identify as most likely to succeed, in terms of both their potential for regulatory approval and commercialization. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that may prove to have greater commercial potential.

Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on research and development programs and product candidates for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to the product candidate.

The market for KarXT for schizophrenia, AD and pain and any other product candidates we may develop may be smaller than we expect.

Our estimates of the potential market opportunity for KarXT for the treatment of psychosis in patients with schizophrenia and AD and in pain as well as any other product candidates include several key assumptions based on our industry knowledge, industry publications and third-party research reports. There can be no assurance that any of these assumptions are, or will remain, accurate. If the actual market for KarXT for these or other indications, or for any other product candidate we may develop, is smaller than we expect, our revenues, if any, may be limited and it may be more difficult for us to achieve or maintain profitability.

Competitive products may reduce or eliminate the commercial opportunity for KarXT for our current or future indications. If our competitors develop technologies or product candidates more rapidly than we do, or their technologies are more effective or safer than ours, our ability to develop and successfully commercialize KarXT may be adversely affected.

The clinical and commercial landscape for the treatment of psychosis in patients with schizophrenia and AD as well as in pain is highly competitive and subject to rapid and significant technological change. We face competition with respect to our indications for KarXT and will face competition with respect to any other drug candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell drugs or are pursuing the development of drug candidates for the treatment of the indications that we are pursuing. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

Although there are no FDA-approved drugs for the negative and cognitive symptoms of schizophrenia, many large pharmaceutical companies market FDA-approved drugs for the treatment of the psychotic symptoms of schizophrenia. These drugs include: Abilify, marketed by Bristol-Myers Squibb Company, Zyprexa, marketed by Eli Lilly, Vraylar, marketed by Allergan, Clozaril, marketed by Mylan Products Ltd., and Latuda, marketed by Sumitomo Dainippon Pharma Co., Ltd. Similarly, while there are currently no FDA-approved treatments for psychosis related to AD, patients with AD are prescribed drugs for enhancing their cognition, and include acetylcholinesterase inhibitors such as, donepezil, galantamine, rivastigmine and memantine. These medications are available generically although specific dosage forms and combinations are proprietary and marketed by large pharmaceutical companies such as, Allergan, Janssen Pharmaceuticals NV, Novartis International AG and Pfizer Inc. Furthermore, patients with AD may be prescribed antipsychotic medications that are indicated and approved for schizophrenia.

The current standard of care for neuropathic and inflammatory pain include opioids, nonsteroidal anti-inflammatory drugs (NSAIDs), topical agents, anticonvulsants and antidepressants. We are aware of many FDA-approved drugs for the treatment of neuropathic and inflammatory pain, including Lyrica, marketed by Pfizer Inc., Suboxone, marketed by Reckitt Benckiser Group plc, Oxecta, marketed by Pfizer Inc., and OxyContin, marketed by Purdue Pharma.

We believe that a significant number of product candidates are currently under development for the same indications we are currently pursuing, and may become commercially available in the future, for the treatment of conditions for which we may try to develop product candidates. Our potential competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical and generic drug companies, academic institutions, government agencies and research institutions.

Our competitors may have significantly greater financial resources, established presence in the market, expertise in research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and reimbursement and marketing approved products than we do. Accordingly, our competitors may be more successful than we may be in obtaining regulatory approval for therapies and achieving widespread market acceptance. Our competitors’ products may be more effective, or more effectively marketed and sold, than any product candidate we may commercialize and may render our therapies obsolete or non-competitive before we can recover development and commercialization expenses. If KarXT is approved for the indications we are currently pursuing, it could compete with a range of therapeutic treatments that are in development. In addition, our competitors may succeed in developing, acquiring or licensing technologies and drug products that are more effective or less costly than KarXT or any other product candidates that we may develop, which could render our product candidates obsolete and noncompetitive.

If we obtain approval for KarXT or any other future product candidate, we may face competition based on many different factors, including the efficacy, safety and tolerability of our products, the ease with which our products can be administered, the timing and scope of regulatory approvals for these products, the availability and cost of manufacturing, marketing and sales capabilities, price, reimbursement coverage and patent position. Existing and future competing products could present superior treatment alternatives, including being more effective, safer, less expensive or marketed and sold more effectively than any products we may develop. Competitive products may make any products we develop obsolete or noncompetitive before we recover the expense of developing and commercializing our product candidates. Such competitors could also recruit our employees, which could negatively impact our level of expertise and our ability to execute our business plan. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a small number of competitors.

In addition, our competitors may obtain patent protection, regulatory exclusivities or FDA approval and commercialize products more rapidly than we do, which may impact future approvals or sales of any of our product candidates that receive regulatory approval. If the FDA approves the commercial sale of KarXT or any other product candidate, we will also be competing with respect to marketing capabilities and manufacturing efficiency. We expect competition among products will be based on product efficacy and safety, the timing and scope of regulatory approvals, availability of supply, marketing and sales capabilities, product price, reimbursement coverage by government and private third-party payers, regulatory exclusivities and patent position. Our profitability and financial position will suffer if our product candidates receive regulatory approval, but cannot compete effectively in the marketplace.

Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites, as well as in acquiring technologies complementary to, or necessary for, our programs.

KarXT is a patented combination of xanomeline and trospium, an FDA-approved generic drug, which exposes us to additional risks.

We are developing KarXT as a combination of xanomeline and trospium, which is currently approved by the FDA for the treatment of overactive bladder. Even if KarXT were to receive marketing approval or be commercialized, we would continue to be subject to the risks that the FDA or similar regulatory authorities could revoke approval of trospium or that safety, efficacy, manufacturing or supply issues could arise with trospium. This could result in our own products being removed from the market or being less commercially successful.

We may be unable to prevent third parties from selling, making, promoting, manufacturing, or distributing alternative combination therapies with xanomeline, or xanomeline as a single therapeutic.

We currently have an issued patent directed to an oral medicament comprising certain doses of xanomeline in combination with certain doses of trospium chloride, an issued patent directed to methods for treating central nervous system disorders using combinations of certain oral doses of xanomeline and certain oral doses of trospium, and three pending patent applications directed to further methods and compositions containing xanomeline. We also have pending and issued patents in other jurisdictions in the world. These patents would not prevent a third-party from creating, making and marketing alternative combination therapies that fall outside the scope of the patent claims. There can be no assurance that any such alternative combination therapies with xanomeline, or xanomeline as a single therapeutic, will not be therapeutically equivalent or commercially feasible. In the event an alternative combination with xanomeline, or xanomeline as a single therapeutic, is developed and approved for use in indications that we may seek approval for, the marketability and commercial success of KarXT, if approved, could be materially harmed.

If the FDA or comparable foreign regulatory authorities approve generic versions of KarXT or any other product candidate of ours that receives regulatory approval, or such authorities do not grant our products appropriate periods of non-patent exclusivity before approving generic versions of such products, the sales of such products could be adversely affected.

Once an NDA is approved, the product covered thereby becomes a “listed drug” in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” or the Orange Book. Manufacturers may seek approval of generic versions of reference listed drugs through submission of abbreviated new drug applications, or ANDAs, in the United States. In support of an ANDA, a generic manufacturer generally must show that its product has the same active ingredient(s), dosage form, strength, route of administration, conditions of use and labeling as the reference listed drug and that the generic version is bioequivalent to the reference listed drug, meaning, in part, that it is absorbed in the body at the same rate and to the same extent. Generic products may be significantly less costly to bring to market than the reference listed drug and companies that produce generic products are generally able to offer them at lower prices. Moreover, many states allow or require substitution of therapeutically equivalent generic drugs at the pharmacy level even if the branded drug is prescribed. Thus, following the introduction of a generic drug, a significant percentage of the sales of any branded product or reference listed drug may be lost to the generic product.

The FDA may not approve an ANDA for a generic product until any applicable period of non-patent exclusivity for the reference listed drug has expired. The Federal Food, Drug, and Cosmetic Act, or FDCA, provides a period of five years of non-patent exclusivity for a new drug containing a new chemical entity, or NCE. Specifically, in cases where such exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification that a patent covering the listed drug is invalid, unenforceable or will not be infringed by the generic product, in which case the applicant may submit its application four years following approval of the listed drug. It is unclear whether the FDA will treat the xanomeline in our product candidates as an NCE and, therefore, afford them five years of NCE data exclusivity if approved. If any product we develop does not receive five years of NCE exclusivity, the FDA may approve generic versions of such product three years after its date of approval, subject to the requirement that the ANDA applicant certifies to any patents listed for our products in the Orange Book. Three-year exclusivity is given to a drug if it contains an active moiety that has previously been approved, and the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant and are essential to the approval of the NDA. If approved, manufacturers may seek to launch these generic products following the expiration of the applicable marketing exclusivity period, even if we still have patent protection for our product.

Competition that our products, if approved, may face from generic versions of our products could negatively impact our future revenue, profitability and cash flows and substantially limit our ability to obtain a return on our investments in those product candidates.

We currently have no marketing, sales or distribution infrastructure. If we are unable to develop our sales, marketing and distribution capability on our own or through collaborations with marketing partners, we will not be successful in commercializing our product candidates.

We currently have no marketing, sales or distribution capabilities. If KarXT is approved for the treatment of psychosis in patients with schizophrenia and AD, we intend to establish a sales and marketing organization, either on our own or in collaboration with third parties, with technical expertise and supporting distribution capabilities to commercialize the approved product in key territories, which will require substantial additional resources. Some or all of these costs may be incurred in advance of any approval of KarXT. Any failure or delay in the development of our or third parties’ internal sales, marketing and distribution capabilities would adversely impact the commercialization of KarXT and other future product candidates.

Factors that may inhibit our efforts to commercialize our products on our own include:

•	our inability to recruit and retain adequate numbers of effective sales and marketing personnel;
•	the inability of sales personnel to obtain access to or persuade adequate numbers of physicians to prescribe any future products;
•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
•	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

With respect to our existing and future product candidates, we may choose to collaborate with third parties that have direct sales forces and established distribution systems to serve as an alternative to our own sales force and distribution systems. Our product revenue may be lower than if we directly marketed or sold our products, if approved. In addition, any revenue we receive will depend in whole or in part upon the efforts of these third parties, which may not be successful and are generally not within our control. If we are not successful in commercializing any approved products, our future product revenue will suffer and we may incur significant additional losses.

If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.

Any of our current and future product candidates for which we, or any future collaborators, obtain regulatory approval in the future will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense. If approved, our product candidates could be subject to post-marketing restrictions or withdrawal from the market and we, or any future collaborators, may be subject to substantial penalties if we, or they, fail to comply with regulatory requirements or if we, or they, experience unanticipated problems with our products following approval.

Any of our product candidates for which we, or any future collaborators, obtain regulatory approval, as well as the manufacturing processes, post-approval studies, labeling, advertising and promotional activities for such product, among other things, will be subject to ongoing requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. We and our contract manufacturers will also be subject to user fees and periodic inspection by the FDA and other regulatory authorities to monitor compliance with these requirements and the terms of any product approval we may obtain. Even if regulatory approval of a product candidate is granted, the approval may be subject to limitations on the indications or uses for which the product may be marketed or to the conditions of approval, including the requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS.

The FDA and other regulatory authorities may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of a product. The FDA and other agencies, including the Department of Justice, closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are manufactured, marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA approved labeling. If we, or any future collaborators, do not market any of our product candidates for which we, or they, receive regulatory approval for only their approved indications, we, or they, may be subject to warnings or enforcement action for off-label marketing if it is alleged that we are doing so. Violation of the FDCA and other statutes relating to the promotion and advertising of prescription drugs may lead to investigations or allegations of violations of federal and state health care fraud and abuse laws and state consumer protection laws, including the False Claims Act.

In addition, later discovery of previously unknown adverse events or other problems with our products or their manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

•	restrictions on the manufacturing of such products;
•	restrictions on the labeling or marketing of such products;
•	restrictions on product distribution or use;
•	requirements to conduct post-marketing studies or clinical trials;
•	warning letters or untitled letters;
•	withdrawal of the products from the market;
•	refusal to approve pending applications or supplements to approved applications that we submit;
•	recall of products;
•	restrictions on coverage by third-party payors;

•	fines, restitution or disgorgement of profits or revenues;
•	exclusion from federal health care programs such as Medicare and Medicaid;
•	suspension or withdrawal of regulatory approvals;
•	refusal to permit the import or export of products;
•	product seizure; or
•	injunctions or the imposition of civil or criminal penalties.

Obtaining and maintaining marketing approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining marketing approval of our product candidates in other jurisdictions. Our failure to obtain regulatory approval in foreign jurisdictions would prevent our product candidates from being marketed abroad, and any approval we are granted for KarXT or any of our other product candidates in the United States would not assure approval of product candidates in foreign jurisdictions.

In order to market any products outside of the United States, we must establish and comply with numerous and varying regulatory requirements of other countries regarding clinical trial design, safety and efficacy. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval procedures vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approvals could result in significant delays, difficulties and costs for us and may require additional preclinical studies or clinical trials which would be costly and time consuming and could delay or prevent introduction of KarXT or any of our other product candidates in those countries. We do not have experience in obtaining regulatory approval in international markets. If we or our partners fail to comply with regulatory requirements or to obtain and maintain required approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed.

Even if we, or any future collaborators, are able to commercialize any product candidate that we, or they, develop, the product may become subject to unfavorable pricing regulations or third-party payor coverage and reimbursement policies, any of which could harm our business.

Patients who are provided medical treatment for their conditions generally rely on third party payors to reimburse all or part of the costs associated with their treatment. Therefore, our ability, and the ability of any future collaborators to commercialize any of our product candidates will depend in part on the extent to which coverage and reimbursement for these products and related treatments will be available from third-party payors including government health administration authorities and private health coverage insurers. Third-party payors decide which medications they will cover and establish reimbursement levels. We cannot be certain that coverage will be available and reimbursement will be adequate for KarXT for our initial or potential additional indications or for any other potential product candidates. Also, we cannot be certain that reimbursement policies will not reduce the demand for, or the price paid for, our products.

If coverage and reimbursement are not available, or reimbursement is available only to limited levels, we, or any future collaborators, may be limited in our ability to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us, or any future collaborators, to establish or maintain pricing sufficient to realize a sufficient return on our or their investment. In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors and coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved drugs. Regulatory approvals, pricing and reimbursement for new drug products vary widely from country to country. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, as CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private payors tend to follow CMS to a substantial degree. It is difficult to predict what CMS will decide with respect to reimbursement for novel products such as ours. Reimbursement agencies in Europe may be more conservative than CMS, but ultimately make their own coverage determinations. Outside the United States, certain countries, including a number of member states of the European Union, set prices and reimbursement for pharmaceutical products, or medicinal products, as they are commonly referred to in the European Union, with limited participation from the marketing authorization holders. We cannot be sure that such prices and reimbursement will be acceptable to us or our collaborators. If the regulatory authorities in these foreign jurisdictions set prices or reimbursement levels that are not commercially attractive for us or our collaborators, our revenues from sales by us or our collaborators, and the potential profitability of our drug products, in those countries would be negatively affected. An increasing number of countries are taking initiatives to attempt to reduce large budget deficits by focusing cost-cutting efforts on pharmaceuticals for their state-run health care systems. These international price control efforts have impacted all regions of the world, but have been most drastic in the European Union. Additionally, some countries require approval of the sale price of a product before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then may experience delays in the reimbursement approval of our product or be subject to price regulations that would delay our commercial launch of the product, possibly for lengthy time periods, which could negatively impact the revenues we are able to generate from the sale of the product in that particular country.

The healthcare industry is acutely focused on cost containment, both in the United States and elsewhere. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for certain medications, which could affect our ability or that of any future collaborators to sell our product candidates profitably. For example, the Trump administration recently released a “Blueprint,” to reduce the cost of drugs. The Trump administration’s Blueprint contains certain measures that the U.S. Department of Health and Human Services is already working to implement. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Payors may not view our products, if any, as cost-effective, and coverage and reimbursement may not be available to our customers, or those of any future collaborators, or may not be sufficient to allow our products, if any, to be marketed on a competitive basis. Cost-control initiatives could cause us, or any future collaborators, to decrease the price we, or they, might establish for products, which could result in lower than anticipated product revenues. If the prices for our products, if any, decrease or if governmental and other third-party payors do not provide coverage or adequate reimbursement, our prospects for revenue and profitability will suffer.

There may also be delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the indications for which the drug is approved by the FDA or comparable foreign regulatory authorities. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Reimbursement rates may vary, by way of example, according to the use of the product and the clinical setting in which it is used. Reimbursement rates may also be based on reimbursement levels already set for lower cost drugs or may be incorporated into existing payments for other services.

In addition, increasingly, third-party payors are requiring higher levels of evidence of the benefits and clinical outcomes of new technologies and are challenging prices. We cannot be sure that coverage will be available for any product candidate that we, or any future collaborator, commercialize and, if available, that the reimbursement rates will be adequate. Further, the net reimbursement for drug products may be subject to additional reductions if there are changes to laws that presently restrict imports of drugs from one country to another. An inability to promptly obtain coverage and adequate payment rates from both government-funded and private payors for any of our product candidates for which we, or any future collaborator, obtain regulatory approval could significantly harm our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

We may seek Breakthrough Therapy Designation by the FDA for a product candidate that we develop, and we may be unsuccessful. If we are successful, the designation may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval.

We may seek Breakthrough Therapy Designation for any product candidate that we develop. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over currently approved therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA are also eligible for accelerated approval and priority review.

Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe a product candidate we develop meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of Breakthrough Therapy Designation for a product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if the product candidates we develop qualify as breakthrough therapies, the FDA may later decide that the drugs no longer meet the conditions for qualification and rescind the designation.

We may seek Fast Track Designation by the FDA for a product candidate that we develop, and we may be unsuccessful. If we are successful, the designation may not actually lead to a faster development or regulatory review or approval process.

We may seek Fast Track Designation for the product candidates we develop. If a product is intended for the treatment of a serious or life-threatening condition and preclinical or clinical data demonstrate the potential to address an unmet medical need for this condition, the product sponsor may apply for Fast Track Designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive Fast Track Designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may rescind the Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program.

Product liability lawsuits against us or any of our future collaborators could divert our resources and attention, cause us to incur substantial liabilities and limit commercialization of our product candidates.

We are exposed to potential product liability and professional indemnity risks that are inherent in the research, development, manufacturing, marketing and use of pharmaceutical products. Currently, we have no products that have been approved for commercial sale; however, the use of our product candidates by us and any collaborators in clinical trials, and the sale of these product candidates, if approved, in the future, may expose us to liability claims. We face an inherent risk of product liability lawsuits related to the use of our product candidates in elderly patients and will face an even greater risk if product candidates are approved by regulatory authorities and introduced commercially. Product liability claims may be brought against us or our partners by participants enrolled in our clinical trials, patients, health care providers, pharmaceutical companies, our collaborators or others using, administering or selling any of our future approved products. If we cannot successfully defend ourselves against any such claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for any of our future approved products;
•	injury to our reputation;
•	withdrawal of clinical trial participants;
•	termination of clinical trial sites or entire trial programs;
•	significant litigation costs;
•	substantial monetary awards to, or costly settlements with, patients or other claimants;
•	product recalls or a change in the indications for which they may be used;
•	loss of revenue;
•	diversion of management and scientific resources from our business operations; and
•	the inability to commercialize our product candidates.

Although the clinical trial process is designed to identify and assess potential side effects, clinical development does not always fully characterize the safety and efficacy profile of a new medicine, and it is always possible that a drug, even after regulatory approval, may exhibit unforeseen side effects. If our product candidates were to cause adverse side effects during clinical trials or after approval, we may be exposed to substantial liabilities. Physicians and patients may not comply with any warnings that identify known potential adverse effects and patients who should not use our product candidates. If any of our product candidates are approved for commercial sale, we will be highly dependent upon consumer perceptions of us and the safety and quality of our products. We could be adversely affected if we are subject to negative publicity associated with illness or other adverse effects resulting from patients’ use or misuse of our products or any similar products distributed by other companies.

Although we maintain product liability insurance coverage in the amount of up to $10.0 million in the aggregate, including clinical trial liability, this insurance may not fully cover potential liabilities that we may incur. The cost of any product liability litigation or other proceeding, even if resolved in our favor, could be substantial. We will need to increase our insurance coverage if we commercialize any product that receives regulatory approval. In addition, insurance coverage is becoming increasingly expensive. If we are unable to maintain sufficient insurance coverage at an acceptable cost or to otherwise protect against potential product liability claims, it could prevent or inhibit the development and commercial production and sale of our product candidates, which could harm our business, financial condition, results of operations and prospects.

Even if we, or any future collaborators, obtain regulatory approvals for our product candidates, the terms of approvals and ongoing regulation of our products may limit how we manufacture and market our products, which could impair our ability to generate revenue.

Once regulatory approval has been granted, an approved product and its manufacturer and marketer are subject to ongoing review and extensive regulation. We, and any future collaborators, must therefore comply with requirements concerning advertising and promotion for any of our product candidates for which we or they obtain regulatory approval. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling. Thus, we and any future collaborators will not be able to promote any products we develop for indications or uses for which they are not approved.

In addition, manufacturers of approved products and those manufacturers’ facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to current Good Manufacturing Practices, or cGMPs, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation and reporting requirements. We, our contract manufacturers, any future collaborators and their contract manufacturers could be subject to periodic unannounced inspections by the FDA to monitor and ensure compliance with cGMPs. Despite our efforts to inspect and verify regulatory compliance, one or more of our third-party manufacturing vendors may be found on regulatory inspection by FDA or other authorities to be not in compliance with cGMP regulations, which may result in shutdown of the third-party vendor or invalidation of drug product lots or processes. In some cases, a product recall may be warranted or required, which would materially affect our ability to supply and market our drug products.

Accordingly, assuming we, or any future collaborators, receive regulatory approval for one or more of our product candidates, we, and any future collaborators, and our and their contract manufacturers will continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance and quality control.

If we, and any future collaborators, are not able to comply with post-approval regulatory requirements, we, and any future collaborators, could have the regulatory approvals for our products withdrawn by regulatory authorities and our, or any future collaborators’, ability to market any future products could be limited, which could adversely affect our ability to achieve or sustain profitability. Further, the cost of compliance with post-approval regulations may have a negative effect on our operating results and financial condition.

Our relationships with healthcare providers, physicians and third-party payors will be subject to applicable anti-kickback, fraud and abuse, privacy and transparency and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, exclusion from government healthcare programs, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any products for which we obtain regulatory approval. Our arrangements with third party payors, healthcare providers and physicians may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute any products for which we obtain regulatory approval. These include the following:

•

Anti-Kickback Statute—The federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, paying, receiving or providing remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation or arranging of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand, and prescribers, purchasers and formulary managers, among others, on the other. A person or entity can be found guilty of violating the federal Anti-Kickback Statute without actual knowledge of the statute or specific intent to violate it. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act or federal civil money penalties statute;

•

Federal civil and criminal false claims laws and civil monetary penalty laws, including False Claims Laws—The federal civil and criminal false claims laws, including the federal civil False Claims Act, and federal civil monetary penalties laws, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false, fictitious or fraudulent; knowingly making or causing a false statement or record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government A claim that includes items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim under the federal civil False Claims Act. Manufacturers can be held liable under the False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The False Claims Act also permits a private individual acting as a “whistleblower” to bring qui tam actions on behalf of the federal government alleging violations of the False Claims Act and to share in any monetary recovery. When an entity is determined to have violated the federal civil False Claims Act, the government may impose civil fines and penalties for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs;

•

HIPAA—The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity can be found guilty of violating HIPAA without actual knowledge of the statute or specific intent to violate it. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;

•

Transparency Requirements—The federal Physician Payments Sunshine Act, created under the ACA, and its implementing regulations, require manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the U.S. Department of Health and Human Services under the Open Payments Program, information related to payments or other transfers of value made to physicians, certain other healthcare professionals, and teaching hospitals, as well as ownership and investment interests held by physicians, certain other healthcare professional and their immediate family members; and

•

Analogous State and Foreign Laws—Analogous state and foreign fraud and abuse laws and regulations, such as state anti-kickback and false claims laws, which may be broader in scope and apply regardless of payor. These laws are enforced by various state agencies and through private actions. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant federal government compliance guidance, require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, and restrict marketing practices or require disclosure of marketing expenditures or drug pricing. Some state and local laws require the registration of pharmaceutical sales and medical representatives. State and foreign laws also govern the privacy and security of health information in some circumstances. These data privacy and security laws may differ from each other in significant ways and often are not pre-empted by HIPAA, which may complicate compliance efforts.

Efforts to ensure that our business arrangements with third parties, and our business generally, will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, disgorgement, integrity oversight and reporting obligations, exclusion from government funded healthcare programs, such as Medicare and Medicaid, integrity and oversight agreements to resolve allegations of non-compliance, contractual damages, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. Defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to significant criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is generally not permitted in the countries that form part of the European Union. Some European Union Member States, like the United Kingdom, through the United Kingdom Bribery Act 2010, have enacted laws explicitly prohibiting the provision of these types of benefits and advantages. Infringements of these laws can result in substantial fines and imprisonment.

Payments made to physicians in certain European Union Member States (e.g., France or Belgium) must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual European Union Member States. These requirements are provided in the European Union Member State national laws, industry codes (e.g. the European Federation of Pharmaceutical Industries and Associations Disclosure and Healthcare Professionals Codes) or professional codes of conduct. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

The collection and processing of personal data—including health data—is governed by the European Union-wide General Data Protection Regulation, or GDPR, which became applicable on May 25, 2018, replacing the current data protection laws of each European Union Member State. GDPR applies to any business, regardless of its location, that provides goods or services to residents in the EU. This expansion includes our clinical trial activities in European Union Member States. The GDPR imposes more stringent operational requirements for processors and controllers of personal data, including, for example, special protections for “sensitive information” which includes health and genetic information of data subjects residing in the EU, expanded disclosures about how personal information is to be used, limitations on retention of information, increased requirements pertaining to health data and pseudonymised (i.e., key-coded) data, mandatory data breach notification requirements and higher standards for controllers to demonstrate that they have obtained valid consent for certain data processing activities. GDPR grants individuals the opportunity to object to the processing of their personal information, allows them to request deletion of personal information in certain circumstances, and provides the individual with an express right to seek legal remedies in the event the individual believes his or her rights have been violated. Further, the GDPR imposes strict rules on the transfer of personal data out of the European Union to the United States or other regions that have not been deemed to offer “adequate” privacy protections. The GDPR provides that European Union Member States may make their own further laws and regulations in relation to the processing of genetic, biometric or health data, which could result in differences between Member States, limit our ability to use and share personal data or could cause our costs to increase, and harm our business and financial condition. We are also subject to evolving and strict rules on the transfer of personal data out of the European Union to the United States. Failure to comply with European Union data protection laws may result in fines (for example, of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year (whichever is higher) under the GDPR) and other administrative penalties, which may be onerous and adversely affect our business, financial condition, results of operations and prospects. As a result of the implementation of the GDPR, we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. There is significant uncertainty related to the manner in which data protection authorities will seek to enforce compliance with GDPR is not yet clear. For example, it is not clear if the authorities will conduct random audits of companies doing business in the EU, or if the authorities will wait for complaints to be filed by individuals who claim their rights have been violated. Enforcement uncertainty and the costs associated with ensuring GDPR compliance be onerous and adversely affect our business, financial condition, results of operations and prospects.

Current and future legislation may increase the difficulty and cost for us and any collaborators to obtain regulatory approval of and commercialize our product candidates and affect the prices we, or they, may obtain.

In the United States and foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay regulatory approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain regulatory approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and in additional downward pressure on the price that we, or any collaborators, may receive for any approved products.

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA. Among the provisions of the ACA of potential importance to our business and our product candidates are the following:

•	an annual, non-deductible fee on any entity that manufactures or imports specified branded prescription products and biologic products;
•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;
•	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for products that are inhaled, infused, instilled, implanted or injected;
•	expansion of healthcare fraud and abuse laws, including the civil False Claims Act and the federal Anti-Kickback Statute, new government investigative powers and enhanced penalties for noncompliance;
•

a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (increased to 70% as of January 1, 2019) point-of-sale discounts off negotiated prices of applicable brand products to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient products to be covered under Medicare Part D;

•	extension of manufacturers’ Medicaid rebate liability to individuals enrolled in Medicaid managed care organizations;
•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;
•	new requirements to report certain financial arrangements with physicians and teaching hospitals;
•	a new requirement to annually report product samples that manufacturers and distributors provide to physicians;
•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and
•	established the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models.

Some of the provisions of the ACA have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the ACA. Since January 2017, President Trump has signed two executive orders and other directives designed to delay the implementation of certain provisions of the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA. The Tax Cuts and Jobs Act of 2017, or Tax Act, includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or the Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect, and on December 30, 2018 the Texas District Court Judge issued an order staying the judgment pending appeal, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA and our business.

On January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On October 13, 2017, President Trump signed an Executive Order terminating the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. On June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.

Moreover, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. The Bipartisan Budget Act of 2018, also amended the ACA, effective January 1, 2019, by increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and closing the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In July 2018, CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. In addition, CMS has recently published a final rule that would give states greater flexibility, starting in 2020, in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2027 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Finally, on January 31, 2019, the Department of Health and Human Services (HHS) and HHS Office of Inspector General (OIG) proposed an amendment to one of the existing Anti-Kickback safe harbors (42 C.F.R. 1001.952(h)) which would prohibit certain pharmaceutical manufacturers from offering rebates to pharmacy benefit managers, or PBMs, in the Medicare Part D and Medicaid managed care programs. The proposed amendment would remove protection for “discounts” from Anti-Kickback enforcement action, and would include criminal and civil penalties for knowingly and willfully offering, paying, soliciting, or receiving remuneration to induce or reward the referral of business reimbursable under federal health care programs. At the same time, HHS also proposed to create a new safe harbor to protect point-of-sale discounts that drug manufacturers provide directly to patients, and adds another safe harbor to protect certain administrative fees paid by manufacturers to PBMs. If this proposal is adopted, in whole or in part, it could affect the pricing and reimbursement for any products for which we receive approval in the future. These new laws and regulations may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

There has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients.

Additionally, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. HHS has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. For example, in September 2018, CMS announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019, and in October 2018, CMS proposed a new rule that would require direct-to-consumer television advertisements of prescription drugs and biological products, for which payment is available through or under Medicare or Medicaid, to include in the advertisement the Wholesale Acquisition Cost, or list price, of that drug or biological product. Although a number of these, and other proposed measures will require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.

In addition, individual states have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing.

The pricing of prescription pharmaceuticals is also subject to governmental control outside the United States. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of regulatory approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidates to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our ability to generate revenues and become profitable could be impaired.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at containing or lowering the cost of healthcare. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product. Such reforms could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

•	the demand for our product candidates, if approved;
•	our ability to receive or set a price that we believe is fair for our products;
•	our ability to generate revenue and achieve or maintain profitability;
•	the amount of taxes that we are required to pay; and
•	the availability of capital.

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, lower reimbursement, and new payment methodologies. This could lower the price that we receive for any approved product. Any denial in coverage or reduction in reimbursement from Medicare or other government-funded programs may result in a similar denial or reduction in payments from private payors, which may prevent us from being able to generate sufficient revenue, attain profitability or commercialize our product candidates, if approved.

Governments outside the United States may impose strict price controls, which may adversely affect our revenues, if any.

In some countries, including Member States of the European Union, the pricing of prescription drugs is subject to governmental control. Additional countries may adopt similar approaches to the pricing of prescription drugs. In such countries, pricing negotiations with governmental authorities can take considerable time after receipt of regulatory approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after coverage and reimbursement have been obtained. Reference pricing used by various countries and parallel distribution, or arbitrage between low-priced and high-priced countries, can further reduce prices. In some countries, we may be required to conduct a clinical study or other studies that compare the cost-effectiveness of any of our product candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval, which is time-consuming and costly. We cannot be sure that such prices and reimbursement will be acceptable to us or our strategic partners. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If pricing is set at unsatisfactory levels or if reimbursement of our products is unavailable or limited in scope or amount, our revenues from sales by us or our strategic partners and the potential profitability of any of our product candidates in those countries would be negatively affected.

Laws and regulations governing any international operations we may have in the future may preclude us from developing, manufacturing and selling certain products outside of the United States and require us to develop and implement costly compliance programs.

If we engage in operations outside of the United States, we must dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we plan to operate. The Foreign Corrupt Practices Act, or FCPA, prohibits any U.S. individual or business from paying, offering, authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring us to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

Compliance with the FCPA is expensive and difficult, particularly in countries in which corruption is a recognized problem. In addition, the FCPA presents particular challenges in the pharmaceutical industry, because, in many countries, hospitals are operated by the government, and doctors and other hospital employees are considered foreign officials. Certain payments to hospitals in connection with clinical trials and other work have been deemed to be improper payments to government officials and have led to FCPA enforcement actions.

Various laws, regulations and executive orders, including export control and trade sanctions laws, also restrict the use and dissemination outside of the United States, or the sharing with certain non-U.S. nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. If we expand our presence outside of the United States, it will require us to dedicate additional resources to comply with these laws, and these laws may preclude us from developing, manufacturing, or selling certain products and product candidates outside of the United States, which could limit our growth potential and increase our development costs.

The failure to comply with laws governing international business practices may result in substantial civil and criminal penalties and suspension or debarment from government contracting. The Securities and Exchange Commission, or SEC, also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could harm our business.

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. From time to time and in the future, our operations may involve the use of hazardous and flammable materials, including chemicals and biological materials, and may also produce hazardous waste products. Even if we contract with third parties for the disposal of these materials and waste products, we cannot completely eliminate the risk of contamination or injury resulting from these materials. In the event of contamination or injury resulting from the use or disposal of our hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties for failure to comply with such laws and regulations.

We maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees, but this insurance may not provide adequate coverage against potential liabilities. However, we do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us.

In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. Environmental laws and regulations may impair our research, development or production efforts. In addition, failure to comply with these laws and regulations may result in substantial fines, penalties or other sanctions.

Risks Related to Our Dependence on Third Parties

We may seek to establish collaborations and, if we are not able to establish them on commercially reasonable terms, we may have to alter our development and commercialization plans.

The advancement of our product candidates and development programs and the potential commercialization of our current and future product candidates will require substantial additional cash to fund expenses. For some of our programs, we may decide to collaborate with additional pharmaceutical and biotechnology companies with respect to development and potential commercialization. Likely collaborators may include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. In addition, if we are able to obtain regulatory approval for product candidates from foreign regulatory authorities, we may enter into collaborations with international biotechnology or pharmaceutical companies for the commercialization of such product candidates.

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the potential differentiation of our product candidate from competing product candidates, design or results of clinical trials, the likelihood of approval by the FDA or comparable foreign regulatory authorities and the regulatory pathway for any such approval, the potential market for the product candidate, the costs and complexities of manufacturing and delivering the product to patients and the potential of competing products. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available for collaboration and whether such a collaboration could be more attractive than the one with us for our product candidate. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue.

Collaborations are complex and time-consuming to negotiate and document. Further, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators. Any collaboration agreements that we enter into in the future may contain restrictions on our ability to enter into potential collaborations or to otherwise develop specified product candidates. We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of the product candidate for which we are seeking to collaborate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense.

If we enter into collaborations with third parties for the development and commercialization of our product candidates, our prospects with respect to those product candidates will depend in significant part on the success of those collaborations.

We may enter into collaborations for the development and commercialization of certain of our product candidates. If we enter into such collaborations, we will have limited control over the amount and timing of resources that our collaborators will dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on any future collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. In addition, any future collaborators may have the right to abandon research or development projects and terminate applicable agreements, including funding obligations, prior to or upon the expiration of the agreed upon terms.

Collaborations involving our product candidates pose a number of risks, including the following:

•	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;
•	collaborators may not perform their obligations as expected;
•

collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs, based on clinical trial results, changes in the collaborators’ strategic focus or available funding or external factors, such as an acquisition, that divert resources or create competing priorities;

•

collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

•	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates;
•	a collaborator with marketing and distribution rights to one or more products may not commit sufficient resources to the marketing and distribution of such product or products;
•

disagreements with collaborators, including disagreements over proprietary rights, including trade secrets and intellectual property rights, contract interpretation, or the preferred course of development might cause delays or termination of the research, development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;

•

collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;

•	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability; and
•	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates.

Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all. If any future collaborator of ours is involved in a business combination, it could decide to delay, diminish or terminate the development or commercialization of any product candidate licensed to it by us.

We have historically relied on an affiliated third party to provide certain business services and the replacement of such services could adversely affect our business operations.

One of our shareholders, PureTech Health, previously provided us with strategic medical, clinical and scientific advice pursuant to a business services, personnel and information management agreement. In addition, we currently share administrative resources with PureTech Health, including human resources support, and we partake in various insurance and benefit plans maintained by PureTech Health. As we continue to transition to operate as a standalone entity, we intend to hire additional qualified personnel to provide certain of these functions internally in the future. Upon the termination of the shared resources provided under the services agreement, such services will be provided internally or by unaffiliated third parties, and we expect that in some instances, we will incur higher costs to obtain such services than we incurred under the terms of such agreement.

We rely on third parties to assist in conducting our clinical trials. If they do not perform satisfactorily, we may not be able to obtain regulatory approval or commercialize our product candidates, or such approval or commercialization may be delayed, and our business could be substantially harmed.

We have relied upon and plan to continue to rely on third parties, such as contract research organizations, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials and expect to rely on these third parties to conduct clinical trials of any other product candidate that we develop. Any of these third parties may terminate their engagements with us under certain circumstances. We may not be able to enter into alternative arrangements or do so on commercially reasonable terms. In addition, there is a natural transition period when a new CRO begins work. As a result, delays may occur, which could negatively impact our ability to meet our expected clinical development timelines and harm our business, financial condition and prospects.

Further, although our reliance on these third parties for clinical development activities limits our control over these activities, we remain responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards. Moreover, the FDA requires us to comply with Good Clinical Practices, or GCPs, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. The FDA enforces these GCPs through periodic inspections of trial sponsors, principal investigators, clinical trial sites and IRBs. If we or our third-party contractors fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving our product candidates, which would delay the regulatory approval process. We cannot be certain that, upon inspection, the FDA will determine that any of our clinical trials comply with GCPs. We are also required to register certain clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

Furthermore, the third parties conducting clinical trials on our behalf are not our employees, and except for remedies available to us under our agreements with such contractors, we cannot control whether or not they devote sufficient time, skill and resources to our ongoing development programs. These contractors may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities, which could impede their ability to devote appropriate time to our clinical programs. If these third parties, including clinical investigators, do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we may not be able to obtain, or may be delayed in obtaining, regulatory approvals for our product candidates. If that occurs, we will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates. In such an event, our financial results and the commercial prospects for any product candidates that we seek to develop could be harmed, our costs could increase and our ability to generate revenues could be delayed, impaired or foreclosed.

We also rely on other third parties to store and distribute drug supplies for our clinical trials. Any performance failure on the part of our distributors could delay clinical development or regulatory approval of our product candidates or commercialization of any resulting products, producing additional losses and depriving us of potential product revenue.

Our use of third parties to manufacture our product candidates may increase the risk that we will not have sufficient quantities of our product candidates, products, or necessary quantities of such materials on time or at an acceptable cost.

We do not own or operate manufacturing facilities for the production of clinical or commercial quantities of our product candidates, and we lack the resources and the capabilities to do so. As a result, we currently rely on third parties for the manufacture and supply of the active pharmaceutical ingredients, or APIs, in our product candidates. Our current strategy is to outsource all manufacturing of our product candidates to third parties.

We currently engage third-party manufacturers to provide the APIs of KarXT and for the final drug product formulation of KarXT that is being used in our clinical trials. Although we believe that there are several potential alternative manufacturers who could manufacture KarXT, we may incur added costs and delays in identifying and qualifying any such replacement. In addition, we typically order raw materials and services on a purchase order basis and do not enter into long-term dedicated capacity or minimum supply arrangements with any commercial manufacturer. There is no assurance that we will be able to timely secure needed supply arrangements on satisfactory terms, or at all. Our failure to secure these arrangements as needed could have a material adverse effect on our ability to complete the development of our product candidates or, to commercialize them, if approved. We may be unable to conclude agreements for commercial supply with third-party manufacturers, or may be unable to do so on acceptable terms. There may be difficulties in scaling up to commercial quantities and formulation of KarXT, and the costs of manufacturing could be prohibitive.

Even if we are able to establish and maintain arrangements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

•

the failure of the third-party manufacturer to comply with applicable regulatory requirements and reliance on third-parties for manufacturing process development, regulatory compliance and quality assurance;

•

manufacturing delays if our third-party manufacturers give greater priority to the supply of other products over our product candidates or otherwise do not satisfactorily perform according to the terms of the agreement between us;

•	limitations on supply availability resulting from capacity and scheduling constraints of third-parties;
•	the possible breach of manufacturing agreements by third-parties because of factors beyond our control;
•	the possible termination or non-renewal of the manufacturing agreements by the third-party, at a time that is costly or inconvenient to us; and
•	the possible misappropriation of our proprietary information, including our trade secrets and know-how.

If we do not maintain our key manufacturing relationships, we may fail to find replacement manufacturers or develop our own manufacturing capabilities, which could delay or impair our ability to obtain regulatory approval for our products. If we do find replacement manufacturers, we may not be able to enter into agreements with them on terms and conditions favorable to us and there could be a substantial delay before new facilities could be qualified and registered with the FDA and other foreign regulatory authorities.

If KarXT for any of our initial or potential additional indications or any other product candidate is approved by any regulatory agency, we intend to utilize arrangements with third-party contract manufacturers for the commercial production of those products. This process is difficult and time consuming and we may face competition for access to manufacturing facilities as there are a limited number of contract manufacturers operating under cGMPs that are capable of manufacturing our product candidates. Consequently, we may not be able to reach agreement with third-party manufacturers on satisfactory terms, which could delay our commercialization.

Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, seizures or voluntary recalls of product candidates, operating restrictions and criminal prosecutions, any of which could significantly affect supplies of our product candidates. The facilities used by our contract manufacturers to manufacture our product candidates must be evaluated by the FDA. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with cGMPs. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, we may not be able to secure and/or maintain regulatory approval for our product manufactured at these facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA finds deficiencies or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Contract manufacturers may face manufacturing or quality control problems causing drug substance production and shipment delays or a situation where the contractor may not be able to maintain compliance with the applicable cGMP requirements. Any failure to comply with cGMP requirements or other FDA, EMA and comparable foreign regulatory requirements could adversely affect our clinical research activities and our ability to develop our product candidates and market our products, if approved.

The FDA and other foreign regulatory authorities require manufacturers to register manufacturing facilities. The FDA and corresponding foreign regulators also inspect these facilities to confirm compliance with cGMPs. Contract manufacturers may face manufacturing or quality control problems causing drug substance production and shipment delays or a situation where the contractor may not be able to maintain compliance with the applicable cGMP requirements. Any failure to comply with cGMP requirements or other FDA, EMA and comparable foreign regulatory requirements could adversely affect our clinical research activities and our ability to develop our product candidates and market our products following approval.

If any third-party manufacturer of our product candidates is unable to increase the scale of its production of our product candidates, and/or increase the product yield of its manufacturing, then our costs to manufacture the product may increase and commercialization may be delayed.

In order to produce sufficient quantities to meet the demand for clinical trials and, if approved, subsequent commercialization of KarXT, or any other product candidates that we may develop, our third-party manufacturers will be required to increase their production and optimize their manufacturing processes while maintaining the quality of the product. The transition to larger scale production could prove difficult. In addition, if our third party manufacturers are not able to optimize their manufacturing processes to increase the product yield for our product candidates, or if they are unable to produce increased amounts of our product candidates while maintaining the quality of the product, then we may not be able to meet the demands of clinical trials or market demands, which could decrease our ability to generate profits and have a material adverse impact on our business and results of operation.

We may need to maintain licenses for active ingredients from third parties to develop and commercialize some of our product candidates, which could increase our development costs and delay our ability to commercialize those product candidates.

Should we decide to use API in any of our product candidates that are proprietary to one or more third parties, we would need to maintain licenses to those active ingredients from those third parties. If we are unable to gain or continue to access rights to these active ingredients prior to conducting preclinical toxicology studies intended to support clinical trials, we may need to develop alternate product candidates from these programs by either accessing or developing alternate active ingredients, resulting in increased development costs and delays in commercialization of these product candidates. If we are unable to gain or maintain continued access rights to the desired active ingredients on commercially reasonable terms or develop suitable alternate active ingredients, we may not be able to commercialize product candidates from these programs.

Use of third parties to conduct testing of our product candidates in tissues or animals may increase the risk that we will have unsuitable or invalidated data for regulatory submissions and approval.

We currently do not own or operate laboratory facilities in which to conduct preclinical testing of our product candidates in tissues or animals. Preclinical studies regulated by FDA, EMA and most other health authorities are governed by Good Laboratory Practices, or GLP. Additionally, studies involving animals may be subject to further regulation by institutional, private or government animal welfare authorities that may vary by territory. Studies involving human tissues may also be subject to institutional and government human subject privacy policies that may vary by territory. Third party vendors conducting tissue and/or animal studies on our behalf may be found to be in violation of one or more of these regulations or policies and may be subject to closure, censure or other penalties. In some cases, these penalties could materially impact the performance, availability, or validity of studies conducted on our behalf. Even in the absence of violations resulting in penalties, regulatory and other authorities may refuse to authorize the conduct or to accept the results of studies for regulatory or ethical reasons.

Cyber-attacks or other failures in our telecommunications or information technology systems, or those of our collaborators, contract research organizations, third-party logistics providers, distributors or other contractors or consultants, could result in information theft, data corruption and significant disruption of our business operations.

We, our collaborators, our CROs, third-party logistics providers, distributors and other contractors and consultants utilize information technology, or IT, systems and networks to process, transmit and store electronic information in connection with our business activities. As use of digital technologies has increased, cyber incidents, including third parties gaining access to employee accounts using stolen or inferred credentials, computer malware, viruses, spamming, phishing attacks or other means, and deliberate attacks and attempts to gain unauthorized access to computer systems and networks, have increased in frequency and sophistication. These threats pose a risk to the security of our, our collaborators’, our CROs’, third-party logistics providers’, distributors’ and other contractors’ and consultants’ systems and networks, and the confidentiality, availability and integrity of our data. There can be no assurance that we will be successful in preventing cyber-attacks or successfully mitigating their effects. Similarly, there can be no assurance that our collaborators, CROs, third-party logistics providers, distributors and other contractors and consultants will be successful in protecting our clinical and other data that is stored on their systems. Any cyber-attack, data breach or destruction or loss of data could result in a violation of applicable U.S. and international privacy, data protection and other laws, and subject us to litigation and governmental investigations and proceedings by federal, state and local regulatory entities in the United States and by international regulatory entities, resulting in exposure to material civil and/or criminal liability. Further, our general liability insurance and corporate risk program may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for all liability that maybe imposed; and could have a material adverse effect on our business and prospects. For example, the loss of clinical trial data from completed or ongoing clinical trials for any of our product candidates could result in delays in our development and regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, we may suffer reputational harm or face litigation or adverse regulatory action as a result of cyber-attacks or other data security breaches and may incur significant additional expense to implement further data protection measures.

Risks Related to Our Intellectual Property

Our commercial success depends on our ability to protect our intellectual property and proprietary technology.

Our commercial success depends in large part on our ability to obtain and maintain intellectual property rights protection through patents, trademarks, and trade secrets in the United States and other countries with respect to our proprietary product candidates. If we do not adequately protect our intellectual property rights, competitors may be able to erode, negate or preempt any competitive advantage we may have, which could harm our business and ability to achieve profitability. To protect our proprietary position, we have patent applications and may file other patent applications in the United States or abroad related to our product candidates that are important to our business; we may also license or purchase patent applications filed by others. The patent application and approval process is expensive and time-consuming. We may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.

Agreements through which we license patent rights may not give us control over patent prosecution or maintenance, so that we may not be able to control which claims or arguments are presented, how claims are amended, and may not be able to secure, maintain, or successfully enforce necessary or desirable patent protection from those patent rights. We may not have primary control over patent prosecution and maintenance for certain of the patents and patent applications we may license in the future, and therefore cannot guarantee that these patents and applications will be prosecuted or maintained in a manner consistent with the best interests of our business. We cannot be certain that patent prosecution and maintenance activities by our licensor or future licensor have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents.

If the scope of the patent protection we or our future licensors obtain is not sufficiently broad, we may not be able to prevent others from developing and commercializing technology and products similar or identical to ours. The degree of patent protection we require to successfully compete in the marketplace may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We cannot provide any assurances that any of our licensed patents have, or that any of our pending owned or licensed patent applications that mature into issued patents will include, claims with a scope sufficient to protect our proprietary platform or otherwise provide any competitive advantage, nor can we assure you that our licenses are or will remain in force. Other parties have developed or may develop technologies that may be related or competitive with our approach, and may have filed or may file patent applications and may have been issued or may be issued patents with claims that overlap or conflict with our patent applications, either by claiming the same compounds, formulations or methods or by claiming subject matter that could dominate our patent position. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Furthermore, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally twenty years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our patent portfolio may not provide us with adequate and continuing patent protection sufficient to exclude others from commercializing products similar to our product candidates.

Even if they are unchallenged, our owned and licensed patent and pending patent applications, if issued, may not provide us with any meaningful protection or prevent competitors from designing around our patent claims to circumvent our patents by developing similar or alternative technologies or therapeutics in a non-infringing manner. For example, a third party may develop a competitive therapy that provides benefits similar to our product candidate but falls outside the scope of our patent protection or license rights. If the patent protection provided by the patent and patent applications we hold or pursue with respect to our product candidates is not sufficiently broad to impede such competition, our ability to successfully commercialize our product candidate could be negatively affected, which would harm our business. Currently, a significant portion of our patents and patent applications are in-licensed, though similar risks would apply to any patents or patent applications that we now own or may own or in-license in the future.

We, or any future partners, collaborators, or licensees, may fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. Therefore, we may miss potential opportunities to strengthen our patent position.

It is possible that defects of form in the preparation or filing of our patent or patent applications may exist, or may arise in the future, for example with respect to proper priority claims, inventorship, claim scope, or requests for patent term adjustments. If we or our partners, collaborators, licensees, or licensors, whether current or future, fail to establish, maintain or protect such patents and other intellectual property rights, such rights may be reduced or eliminated. If our partners, collaborators, licensees, or licensors, are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised. If there are material defects in the form, preparation, prosecution, or enforcement of our patents or patent applications, such patents may be invalid and/or unenforceable, and such applications may never result in valid, enforceable patents. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.

The patent position of biotechnology and pharmaceutical companies carries uncertainty. In addition, the determination of patent rights with respect to pharmaceutical compounds commonly involves complex legal and factual questions, which are dependent upon the current legal and intellectual property context, extant legal precedent and interpretations of the law by individuals. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are characterized by uncertainty.

Pending patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications. Assuming the other requirements for patentability are met, currently, the first to file a patent application is generally entitled to the patent. However, prior to March 16, 2013, in the United States, the first to invent was entitled to the patent. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we were the first to make the inventions claimed in our patent or pending patent applications, or that we were the first to file for patent protection of such inventions. Similarly, we cannot be certain that parties from whom we do or may license or purchase patent rights were the first to make relevant claimed inventions, or were the first to file for patent protection for them. If third parties have filed prior patent applications on inventions claimed in our patents or applications that were filed on or before March 15, 2013, an interference proceeding in the United States can be initiated by such third parties to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. If third parties have filed such prior applications after March 15, 2013, a derivation proceeding in the United States can be initiated by such third parties to determine whether our invention was derived from theirs.

Moreover, because the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, our patents or pending patent applications may be challenged in the courts or patent offices in the United States and abroad. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing or, in some cases, not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. If such prior art exists, it may be used to invalidate a patent, or may prevent a patent from issuing from a pending patent application. For example, such patent filings may be subject to a third-party submission of prior art to the U.S. Patent and Trademark Office, or USPTO, or to other patent offices around the world. Alternately or additionally, we may become involved in post-grant review procedures, oppositions, derivation proceedings, ex parte reexaminations, inter partes review, supplemental examinations, or interference proceedings or challenges in district court, in the United States or in various foreign patent offices, including both national and regional, challenging patents or patent applications in which we have rights, including patents on which we rely to protect our business. An adverse determination in any such challenges may result in loss of the patent or in patent or patent application claims being narrowed, invalidated or held unenforceable, in whole or in part, or in denial of the patent application or loss or reduction in the scope of one or more claims of the patent or patent application, any of which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. In addition, given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized.

Pending and future patent applications may not result in patents being issued that protect our business, in whole or in part, or which effectively prevent others from commercializing competitive products. Competitors may also be able to design around our patents. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. In addition, the laws of foreign countries may not protect our rights to the same extent or in the same manner as the laws of the United States. For example, patent laws in various jurisdictions, including significant commercial markets such as Europe, restrict the patentability of methods of treatment of the human body more than United States law does. If these developments were to occur, they could have a material adverse effect on our ability to generate revenue.

The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our future development partners will be successful in protecting our product candidates by obtaining and defending patents. These risks and uncertainties include the following:

•

the USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process. There are situations in which noncompliance can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case;

•	patent applications may not result in any patents being issued;
•	patents that may be issued or in-licensed may be challenged, invalidated, modified, revoked, circumvented, found to be unenforceable or otherwise may not provide any competitive advantage;
•

our competitors, many of whom have substantially greater resources and many of whom have made significant investments in competing technologies, may seek or may have already obtained patents that will limit, interfere with or eliminate our ability to make, use, and sell our product candidates;

•

there may be significant pressure on the U.S. government and international governmental bodies to limit the scope of patent protection both inside and outside the United States for disease treatments that prove successful, as a matter of public policy regarding worldwide health concerns; and

•

countries other than the United States may have patent laws less favorable to patentees than those upheld by U.S. courts, allowing foreign competitors a better opportunity to create, develop and market competing product candidates.

Issued patents that we have or may obtain or license may not provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner. Our competitors may also seek approval to market their own products similar to or otherwise competitive with our products. Alternatively, our competitors may seek to market generic versions of any approved products by submitting ANDAs to the FDA in which they claim that patents owned or licensed by us are invalid, unenforceable or not infringed. In these circumstances, we may need to defend or assert our patents, or both, including by filing lawsuits alleging patent infringement. In any of these types of proceedings, a court or other agency with jurisdiction may find our patents invalid or unenforceable, or that our competitors are competing in a non-infringing manner. Thus, even if we have valid and enforceable patents, these patents still may not provide protection against competing products or processes sufficient to achieve our business objectives.

In addition, we rely on the protection of our trade secrets and proprietary, unpatented know-how. Although we have taken steps to protect our trade secrets and unpatented know-how, including entering into confidentiality agreements with third parties, and confidential information and invention assignment agreements with employees, consultants, collaborators, vendors, and advisors, we cannot provide any assurances that all such agreements have been duly executed, and third parties may still obtain this information or may come upon this or similar information independently. It is possible that technology relevant to our business will be independently developed by a person who is not a party to such a confidentiality or invention assignment agreement. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or trade secrets by consultants, collaborators, vendors, advisors, former employees and current employees. Furthermore, if the parties to our confidentiality agreements breach or violate the terms of these agreements, we may not have adequate remedies for any such breach or violation, and we could lose our trade secrets as a consequence of such breaches or violations. Our trade secrets could otherwise become known or be independently discovered by our competitors. Additionally, if the steps taken to maintain our trade secrets are deemed inadequate, we may have insufficient recourse against third parties for misappropriating our trade secrets. If any of these events occurs or if we otherwise lose protection for our trade secrets or proprietary know-how, our business may be harmed.

If we fail to comply with our obligations in our current and future intellectual property licenses with third parties, we could lose rights that are important to our business.

We are party to a patent license agreement with PureTech Health that provides us with intellectual property rights relating to KarXT. This license agreement imposes milestone payment, royalty and other obligations on us. If we fail to comply with our obligations, including achieving specified milestone events, PureTech Health may have the right to terminate this license, in which event we might not be able to develop, manufacture or market any product that is covered by the intellectual property we in-license from PureTech Health and may face other penalties. Such an occurrence would materially adversely affect our business prospects. For a variety of purposes, we will likely enter into additional licensing and funding arrangements with third parties that may also impose similar obligations on us.

Termination of any of our current or future in-licenses would reduce or eliminate our rights under these agreements and may result in our having to negotiate new or reinstated agreements with less favorable terms or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology. Any of the foregoing could prevent us from commercializing our product candidate, which could have a material adverse effect on our operating results and overall financial condition.

In addition to the above risks, intellectual property rights that we license in the future may include sublicenses under intellectual property owned by third parties, in some cases through multiple tiers. The actions of our future licensors may therefore affect our rights to use our sublicensed intellectual property, even if we are in compliance with all of the obligations under our license agreements. Should our licensor or any of the upstream licensors fail to comply with their obligations under the agreements pursuant to which they obtain the rights that are sublicensed to us, or should such agreements be terminated or amended, our ability to develop and commercialize our product candidates may be materially harmed.

Moreover, disputes may arise regarding intellectual property subject to a licensing agreement, including:

•	the scope of rights granted under the license agreement and other interpretation-related issues;
•	the extent to which our product candidates, technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
•	the sublicensing of patent and other rights under our collaborative development relationships;
•	our diligence obligations under the license agreement and what activities satisfy those diligence obligations;
•	the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and
•	the priority of invention of patented technology.

In addition, the agreements under which we currently license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates, which could have a material adverse effect on our business, financial conditions, results of operations, and prospects.

It is difficult and costly to protect our intellectual property and our proprietary technologies, and we may not be able to ensure their protection.

Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection for the use, formulation and structure of our product candidate, and associated methods of treatment as well as on successfully defending these patents against potential third-party challenges. Our ability to protect our product candidate from unauthorized making, using, selling, offering to sell or importing by third parties is dependent on the extent to which we have rights under valid and enforceable patents that cover these activities.

The patent positions of pharmaceutical, biotechnology and other life sciences companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved and have in recent years been the subject of much litigation. Changes in either the patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. Further, the determination that a patent application or patent claim meets all of the requirements for patentability is a subjective determination based on the application of law and jurisprudence. The ultimate determination by the USPTO or by a court or other trier of fact in the United States, or corresponding foreign national patent offices or courts, on whether a claim meets all requirements of patentability cannot be assured. Although we have conducted searches for third-party publications, patents and other information that may affect the patentability of claims in our various patent applications and patents, we cannot be certain that all relevant information has been identified. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our owned patents or patent applications, in our licensed patents or patent applications or in third-party patents.

We cannot provide assurances that any of our patent applications will be found to be patentable, including over our own or our licensors’ prior art publications or patent literature, or will issue as patents. Neither can we make assurances as to the scope of any claims that may issue from our pending and future patent applications nor to the outcome of any proceedings by any potential third parties that could challenge the patentability, validity or enforceability of our patents and patent applications in the United States or foreign jurisdictions. Any such challenge, if successful, could limit patent protection for our products and product candidates and/or materially harm our business.

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

•	we may not be able to generate sufficient data to support full patent applications that protect the entire breadth of developments in one or more of our programs;
•

it is possible that one or more of our pending patent applications will not become an issued patent or, if issued, that the patent(s) claims will have sufficient scope to protect our technology, provide us with a basis for commercially viable products or provide us with any competitive advantages;

•	if our pending applications issue as patents, they may be challenged by third parties as not infringed, invalid or unenforceable under United States or foreign laws;
•	if issued, the patents under which we hold rights may not be valid or enforceable;
•	we may not successfully commercialize KarXT, if approved, before our relevant patents expire;
•	we may not be the first to make the inventions covered by each of our patents and pending patent applications; or
•	we may not develop additional proprietary technologies or product candidates that are separately patentable.

In addition, to the extent that we are unable to obtain and maintain patent protection for one of our products or product candidates or in the event that such patent protection expires, it may no longer be cost-effective to extend our portfolio by pursuing additional development of a product or product candidate for follow-on indications.

If we are unable to protect the confidentiality of our trade secrets, the value of our technology could be materially adversely affected and our business would be harmed.

In addition to patents, we also may rely on trade secrets to protect our technologies or products, especially where we do not believe patent protection is appropriate or obtainable. Also, we cannot provide any assurances that any of our licensed patents have claims with a scope sufficient to protect our technology or otherwise provide any competitive advantage, nor can we assure you that our licenses are or will remain in full force or effect, in which case we would similarly rely on trade secrets. However, trade secrets are difficult to protect. We seek to protect our confidential proprietary information, in part, by confidentiality agreements and invention assignment agreements with our employees, consultants, scientific advisors, contractors and collaborators. These agreements are designed to protect our proprietary information. However, we cannot be certain that such agreements have been entered into with all relevant parties, and we cannot be certain that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. For example, our employees, consultants, contractors, outside scientific collaborators and other advisers may unintentionally or willfully disclose our information to competitors. Enforcing a claim that a third-party entity illegally obtained and is using any of our trade secrets is expensive and time-consuming, and the outcome is unpredictable, and we may not be able to obtain adequate remedies for such breaches. We also seek to preserve the integrity and confidentiality of our confidential proprietary information by maintaining physical security of our premises and physical and electronic security of our information technology systems, but it is possible that these security measures could be breached. In addition, courts outside the United States are sometimes less willing to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how. Notably, proprietary technology protected by a trade secret does not preempt the patenting of independently developed equivalent technology, even if such equivalent technology is invented subsequent to the technology protected by a trade secret. If any of our confidential proprietary information were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent such competitor from using that technology or information to compete with us, which could harm our competitive position.

Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and applications are required to be paid to the USPTO and various governmental patent agencies outside of the United States in several stages over the lifetime of the patents and applications. The USPTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process and after a patent has issued. There are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such a circumstance, competitors may be able to enter the market earlier than otherwise would be the case. Under the terms of some of our current and future licenses, we may not have the ability to maintain patents or prosecute patent applications in the portfolio, and may therefore have to rely on third parties to comply with these requirements.

Patent terms may be inadequate to protect our competitive position on our products for an adequate amount of time.

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. We expect to seek extensions of patent terms in the United States and, if available, in other countries where we are prosecuting patents. In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 permits a patent term extension of up to seven and a half years beyond the normal expiration of the patent, which is limited to the approved indication (or any additional indications approved during the period of extension). We might not be granted an extension because of, for example, failure to apply within applicable periods, failure to apply prior to the expiration of relevant patents or otherwise failure to satisfy any of the numerous applicable requirements. Moreover, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may be able to obtain approval of competing products following our patent expiration by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case. If this were to occur, it could have a material adverse effect on our ability to generate revenue.

Changes to patent law in the United States and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our products.

As is the case with other biopharmaceutical companies, our commercial success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity and is therefore costly, time consuming and inherently uncertain. Wide-ranging patent reform legislation in the United States, including the Leahy-Smith America Invents Act, or the America Invents Act, could increase those uncertainties and costs. The America Invents Act was signed into law on September 16, 2011, and many of the substantive changes became effective on March 16, 2013. The America Invents Act reforms United States patent law in part by changing the U.S. patent system from a “first to invent” system to a “first inventor to file” system, expanding the definition of prior art, and developing a post-grant review system. This legislation changes United States patent law in a way that may weaken our ability to obtain patent protection in the United States for those applications filed after March 16, 2013.

Further, the America Invents Act created new procedures to challenge the validity of issued patents in the United States, including post-grant review and inter partes review proceedings, which some third parties have been using to cause the cancellation of selected or all claims of issued patents of competitors. For a patent filed March 16, 2013 or later, a petition for post-grant review can be filed by a third party in a nine-month window from issuance of the patent. A petition for inter partes review can be filed immediately following the issuance of a patent if the patent has an effective filing date prior to March 16, 2013. A petition for inter partes review can be filed after the nine-month period for filing a post-grant review petition has expired for a patent with an effective filing date of March 16, 2013 or later. Post-grant review proceedings can be brought on any ground of invalidity, whereas inter partes review proceedings can only raise an invalidity challenge based on published prior art and patents. These adversarial actions at the USPTO review patent claims without the presumption of validity afforded to U.S. patents in lawsuits in U.S. federal courts, and use a lower burden of proof than used in litigation in U.S. federal courts. Therefore, it is generally considered easier for a competitor or third party to have a U.S. patent invalidated in a USPTO post-grant review or inter partes review proceeding than invalidated in a litigation in a U.S. federal court. If any of our patents are challenged by a third party in such a USPTO proceeding, there is no guarantee that we or our licensors or collaborators will be successful in defending the patent, which may result in a loss of the challenged patent right to us.

In addition, recent court rulings in cases such as Association for Molecular Pathology v. Myriad Genetics, Inc., BRCA1- & BRCA2-Based Hereditary Cancer Test Patent Litigation, and Promega Corp. v. Life Technologies Corp. have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents once obtained. Depending on future actions by the U.S. Congress, the U.S. courts, the USPTO and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

We may not be able to enforce our intellectual property rights throughout the world.

Filing, prosecuting, enforcing and defending patents on our product candidate in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. The requirements for patentability may differ in certain countries, particularly in developing countries; thus, even in countries where we do pursue patent protection, there can be no assurance that any patents will issue with claims that cover our products.

Moreover, our ability to protect and enforce our intellectual property rights may be adversely affected by unforeseen changes in foreign intellectual property laws. Additionally, laws of some countries outside of the United States and Europe do not afford intellectual property protection to the same extent as the laws of the United States and Europe. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of some countries, including India, China and other developing countries, do not favor the enforcement of patents and other intellectual property rights. This could make it difficult for us to stop the infringement of our patents or the misappropriation of our other intellectual property rights. For example, many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. Consequently, we may not be able to prevent third parties from practicing our inventions in certain countries outside the United States and Europe or from selling or importing products made from our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop and market their own products and, further, may export otherwise infringing products to territories where we have patent protection, if our ability to enforce our patents to stop infringing activities is inadequate. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Agreements through which we license patent rights may not give us sufficient rights to permit us to pursue enforcement of our licensed patents or defense of any claims asserting the invalidity of these patents (or control of such enforcement or defense) of such patent rights in all relevant jurisdictions as requirements may vary.

Proceedings to enforce our patent rights, whether or not successful, could result in substantial costs and divert our efforts and resources from other aspects of our business. Moreover, such proceedings could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Furthermore, while we intend to protect our intellectual property rights in major markets for our products, we cannot ensure that we will be able to initiate or maintain similar efforts in all jurisdictions in which we may wish to market our products, if approved. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate.

Others may challenge inventorship or claim an ownership interest in our intellectual property which could expose it to litigation and have a significant adverse effect on its prospects.

A third party or former employee or collaborator may claim an inventorship or ownership interest in one or more of our or our licensors’ patents or other proprietary or intellectual property rights. A third party could bring legal actions against us and seek monetary damages and/or enjoin clinical testing, manufacturing and marketing of the affected product or products. While we are presently unaware of any claims or assertions by third-parties with respect to our patents or other intellectual property, we cannot guarantee that a third party will not assert a claim or an interest in any of such patents or intellectual property. If we or our licensors fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to our product candidates. Further, regardless of the outcome, if we become involved in any litigation, it could consume a substantial portion of our resources, and cause a significant diversion of effort by our technical and management personnel.

If we are sued for infringing intellectual property rights of third parties, such litigation could be costly and time consuming and could prevent or delay us from developing or commercializing our product candidates.

Our commercial success depends, in part, on our ability to develop, manufacture, market and sell our product candidate without infringing the intellectual property and other proprietary rights of third parties. However, our research, development and commercialization activities may be subject to claims that we infringe or otherwise violate patents or other intellectual property rights owned or controlled by third parties. Third parties may have U.S. and non-U.S. issued patents and pending patent applications relating to compounds, methods of manufacturing compounds and/or methods of use for the treatment of the disease indications for which we are developing our product candidates. If any third-party patents or patent applications are found to cover our product candidates or their methods of use or manufacture, we may not be free to manufacture or market our product candidates as planned without obtaining a license, which may not be available on commercially reasonable terms, or at all.

There is a substantial amount of intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, litigation or other adversarial proceedings regarding intellectual property rights with respect to our products candidates, including patent infringement lawsuits in the US or abroad, as well as interference, derivation, inter partes review, and post-grant proceedings before the USPTO and opposition or other proceedings before corresponding foreign patent offices. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the composition, use or manufacture of our product candidates. We cannot guarantee that any of our patent searches or analyses including, but not limited to, the identification of relevant patents, the scope of patent claims or the expiration of relevant patents are complete or thorough, nor can we be certain that we have identified each and every patent and pending application in the United States and abroad that is relevant to or necessary for the commercialization of our product candidates in any jurisdiction. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may be accused of infringing. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Accordingly, third parties may assert infringement claims against us based on intellectual property rights that exist now or arise in the future. The outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance. The pharmaceutical and biotechnology industries have produced a significant number of patents, and it may not always be clear to industry participants, including us, which patents cover various types of products or methods of use or manufacture. The scope of protection afforded by a patent is subject to interpretation by the courts, and the interpretation is not always uniform. If we were sued for patent infringement, we would need to demonstrate that our product candidates, products or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, and we may not be able to do this. Proving invalidity is difficult. For example, in the United States, proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Even if we are successful in these proceedings, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted in pursuing these proceedings, which could significantly harm our business and operating results. In addition, parties making claims against us may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources, and we may not have sufficient resources to bring these actions to a successful conclusion.

If we are found to infringe a third party’s intellectual property rights, we could be forced, including by court order, to cease developing, manufacturing or commercializing the infringing product candidate or product. Alternatively, we may be required to obtain a license from such third party in order to use the infringing technology and continue developing, manufacturing or marketing the infringing product candidate or product. If we were required to obtain a license to continue to manufacture or market the affected product, we may be required to pay substantial royalties or grant cross-licenses to our patents. We cannot, however, assure you that any such license will be available on acceptable terms, if at all. Ultimately, we could be prevented from commercializing a product, or be forced to cease some aspect of our business operations as a result of claims of patent infringement or violation of other intellectual property rights, Further, the outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance, including the demeanor and credibility of witnesses and the identity of any adverse party. This is especially true in intellectual property cases that may turn on the testimony of experts as to technical facts upon which experts may reasonably disagree. Furthermore, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us; alternatively or additionally it could include terms that impede or destroy our ability to compete successfully in the commercial marketplace. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or administrative proceedings, there is a risk that some of our confidential information could be compromised by disclosure. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have material adverse effect on our ability to raise additional funds or otherwise have a material adverse effect on our business, results of operations, financial condition and prospects.

We may be subject to claims by third parties asserting that our employees or we have misappropriated their intellectual property, or claiming ownership of what we regard as our own intellectual property.

Many of our current and former employees and our licensors’ current and former employees, including our senior management, were previously employed at universities or at other biotechnology or pharmaceutical companies, including some which may be competitors or potential competitors. Some of these employees, including members of our senior management, may have executed proprietary rights, non-disclosure and non-competition agreements, or similar agreements, in connection with such previous employment. Although we try to ensure that our employees do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these employees have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such third party. Litigation may be necessary to defend against such claims. If we fail in defending any such claims, in addition to paying monetary damages, we may sustain damages or lose key personnel, valuable intellectual property rights or the personnel’s work product, which could hamper or prevent commercialization of our technology, which could materially affect our commercial development efforts. Such intellectual property rights could be awarded to a third party, and we could be required to obtain a license from such third party to commercialize our technology or products. Such a license may not be available on commercially reasonable terms or at all. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

In addition, while we typically require our employees, consultants and contractors who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact develops intellectual property that we regard as our own, which may result in claims by or against us related to the ownership of such intellectual property. If we fail in prosecuting or defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights. Even if we are successful in prosecuting or defending against such claims, litigation could result in substantial costs and be a distraction to our senior management and scientific personnel.

We may become involved in lawsuits to protect or enforce our patent or other intellectual property, which could be expensive, time consuming and unsuccessful.

Competitors may infringe our patent, trademarks, copyrights or other intellectual property. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time consuming and divert the time and attention of our management and scientific personnel. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents, in addition to counterclaims asserting that our patents are invalid or unenforceable, or both. In any patent infringement proceeding, there is a risk that a court will decide that a patent of ours is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the invention at issue. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent’s claims narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our patent claims do not cover the invention. An adverse outcome in a litigation or proceeding involving our patent could limit our ability to assert those patents against those parties or other competitors, and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products. Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the trademarks in question. In this case, we could ultimately be forced to cease use of such trademarks.

Even if we establish infringement, the court may decide not to grant an injunction against further infringing activity and instead award only monetary damages, which may or may not be an adequate remedy. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could adversely affect the price of shares of our common stock. Moreover, there can be no assurance that we will have sufficient financial or other resources to file and pursue such infringement claims, which typically last for years before they are concluded. Even if we ultimately prevail in such claims, the monetary cost of such litigation and the diversion of the attention of our management and scientific personnel could outweigh any benefit we receive as a result of the proceedings.

Additionally, for certain of our existing and future in-licensed patent rights, we may not have the right to bring suit for infringement and may have to rely on third parties to enforce these rights for us. If we cannot or choose not to take action against those we believe infringe our intellectual property rights, we may have difficulty competing in certain markets where such potential infringers conduct their business, and our commercialization efforts may suffer as a result.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our trademarks of interest and our business may be adversely affected.

Our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We rely on both registration and common law protection for our trademarks. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names, which we need for name recognition by potential partners or customers in our markets of interest. During trademark registration proceedings, we may receive rejections. Although we would be given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. Moreover, any name we propose to use for our products in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA objects to any of our proposed product names, we may be required to expend significant additional resources in an effort to identify a usable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our business may be adversely affected.

Risks Related to Employee Matters and Managing Growth

We depend heavily on our executive officers, principal consultants and others, and the loss of their services would materially harm our business.

Our success depends, and will likely continue to depend, upon our ability to hire, retain the services of our current executive officers, principal consultants and others, including Steven Paul, our President and Chief Executive Officer, Andrew Miller, our Chief Operating Officer, Stephen Brannan, our Chief Medical Officer, and Troy Ignelzi, our Chief Financial Officer. We have entered into employment agreements with Dr. Paul, Dr. Miller, Dr. Brannan and Mr. Ignelzi, but they may terminate their employment with us at any time. The loss of their services might impede the achievement of our research, development and commercialization objectives.

Our ability to compete in the biotechnology and pharmaceuticals industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. Our industry has experienced a high rate of turnover of management personnel in recent years. Replacing executive officers or other key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain regulatory approval of and commercialize products successfully.

Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these additional key employees on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions.

We rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by other entities and may have commitments under consulting or advisory contracts with those entities that may limit their availability to us. If we are unable to continue to attract and retain highly qualified personnel, our ability to develop and commercialize our product candidates will be limited.

We only have a limited number of employees to manage and operate our business.

As of June 30, 2019, we had 17 full-time employees. Our focus on the development of KarXT requires us to optimize cash utilization and to manage and operate our business in a highly efficient manner. We cannot assure you that we will be able to hire and/or retain adequate staffing levels to develop KarXT or run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish.

Our employees, independent contractors, consultants, collaborators and contract research organizations may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements, which could cause significant liability for us and harm our reputation.

We are exposed to the risk that our employees, independent contractors, consultants, collaborators and contract research organizations may engage in fraudulent conduct or other illegal activity. Misconduct by those parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates:

•	FDA regulations or similar regulations of comparable non-U.S. regulatory authorities, including those laws requiring the reporting of true, complete and accurate information to such authorities;
•	manufacturing standards;
•	federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable non-U.S. regulatory authorities; and
•	laws that require the reporting of financial information or data accurately.

Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of clinical trials, creating fraudulent data in our preclinical studies or clinical trials or illegal misappropriation of product materials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws, standards or regulations. Additionally, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, disgorgement, integrity oversight and reporting obligations, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could have a material adverse effect on our ability to operate our business and our results of operations.

We expect to expand our organization, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of regulatory affairs and sales, marketing and distribution, as well as to support our public company operations. To manage these growth activities, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Our management may need to devote a significant amount of its attention to managing these growth activities. Moreover, our expected growth could require us to relocate to a different geographic area of the country. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion or relocation of our operations, retain key employees, or identify, recruit and train additional qualified personnel. Our inability to manage the expansion or relocation of our operations effectively may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could also require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If we are unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate revenues could be reduced and we may not be able to implement our business strategy, including the successful commercialization of our product candidates.

Risks Related to Our Common Stock

An active trading market for our common stock may not be sustainable, and investors may not be able to resell their shares at or above the purchase price and our ability to raise capital in the future may be impaired.

In July 2019, we closed our initial public offering. Prior to that offering, there was no public market for our common stock. Although we completed our initial public offering and shares of our common stock are listed on The Nasdaq Global Market, an active trading market for our shares may not be maintained. If an active market for our common stock is not maintained, it may be difficult for our investors to resell their shares without depressing the market price for the shares or at all. An inactive trading market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

The trading price of our common stock may be highly volatile. Securities class action or other litigation involving our company or members of our management team could also substantially harm our business, financial condition and results of operations.

Our stock price could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

•	the success of existing or new competitive products or technologies;
•	regulatory actions with respect to our product candidates or our competitors’ products and product candidates;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
•	the timing and results of clinical trials of KarXT and any other product candidates;
•	commencement or termination of collaborations for our development programs;
•	failure or discontinuation of any of our development programs;
•	results of clinical trials of product candidates of our competitors;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our product candidates or clinical development programs;
•	the results of our efforts to develop additional product candidates or products;
•	actual or anticipated changes in estimates as to financial results or development timelines;
•	announcement or expectation of additional financing efforts;
•	sales of our common stock by us, our insiders or other stockholders;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in estimates or recommendations by securities analysts, if any, that cover us;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	general economic, industry and market conditions; and
•	the other factors described in this “Risk Factors” section.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for biopharmaceutical companies, which have experienced significant stock price volatility in recent years.

If securities analysts publish negative evaluations of our stock, the price of our stock could decline.

The trading market for our common stock depends in part on the research and reports that industry or securities analysts publish about us or our business. If one or more of the analysts who cover us issues an adverse opinion about our company, our stock price would likely decline. If one or more of these analysts ceases research coverage of us or fails to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an emerging growth company, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies.” We would cease to be an emerging growth company upon the earliest of: (1) the last day of the fiscal year ending after the fifth anniversary of our initial public offering; (2) the last day of the fiscal year in which we have more than $1.07 billion in annual revenue; (3) the last day of the fiscal year in which we qualify as a “large accelerated filer,” with at least $700.0 million of equity securities held by non-affiliates as of the prior June 30th; or (4) the issuance, in any three-year period, by our company of more than $1.0 billion in non-convertible debt securities held by non-affiliates. So long as we remain an “emerging growth company,” we expect to avail ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404. When our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, the cost of our compliance with Section 404 will correspondingly increase. Moreover, if we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, and particularly after we are no longer an “emerging growth company,” we will incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also anticipate that we will incur costs associated with relatively recently adopted corporate governance requirements, including requirements of the SEC and The Nasdaq Global Market. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers.

We are currently evaluating and monitoring developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

Pursuant to Section 404, we will be required to furnish a report by our management on our internal control over financial reporting beginning with our Annual Report on Form 10-K for the year ending December 31, 2020. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

A significant portion of our total outstanding shares is restricted from immediate resale but may be sold into the market in the near future, which could cause the market price of our common stock to decline significantly, even if our business is doing well.

Following the July 2019 closing of our initial public offering, we had outstanding 23,412,754 shares of common stock, of which 16,633,009 shares are subject to restrictions on transfer under 180-day lock-up arrangements with the underwriters of our initial public offering. These restrictions are due to expire on December 24, 2019, resulting in the majority of these shares becoming eligible for public sale on December 24, 2019, if they are registered, or if they qualify for an exemption from registration under the Securities Act including under Rules 144 or 701. If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lock-up arrangement and other legal restrictions on resale lapse, the trading price of our common stock could decline.

We do not anticipate paying any cash dividends on our capital stock in the foreseeable future. Accordingly, stockholders must rely on capital appreciation, if any, for any return on their investment.

We have never declared nor paid cash dividends on our capital stock. We currently plan to retain all of our future earnings, if any, to finance the operation, development and growth of our business. In addition, the terms of any future debt or credit agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

Concentration of ownership of our common stock among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

Our executive officers and directors, combined with our stockholders who own more than 5% of our outstanding common stock and their affiliates, beneficially owns shares representing approximately 54% of our common stock immediately after our initial public offering. In particular, PureTech Health owned approximately 32% of our common stock following our initial public offering and is our largest stockholder following that offering. As a result, if PureTech Health along with stockholders who own more than 5% of our outstanding common stock were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

•	delay, defer or prevent a change in control;
•	entrench our management or the board of directors; or
•	impede a merger, consolidation, takeover or other business combination involving us that other stockholders may desire.

Some of these persons or entities may have interests different than yours. For example, because many of these stockholders purchased their shares at prices substantially below the price at which shares were sold in our initial public offering and have held their shares for a longer period, they may be more interested in selling our company to an acquirer than other investors or they may want us to pursue strategies that deviate from the interests of other stockholders.

Provisions in our corporate charter documents and under Delaware law may prevent or frustrate attempts by our stockholders to change our management or hinder efforts to acquire a controlling interest in us.

Provisions in our corporate charter and our bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:

•	establish a classified board of directors such that all members of the board are not elected at one time;
•	allow the authorized number of our directors to be changed only by resolution of our board of directors;
•	limit the manner in which stockholders can remove directors from the board;
•	establish advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on at stockholder meetings;

•	require that stockholder actions must be effected at a duly called stockholder meeting and prohibit actions by our stockholders by written consent;
•	limit who may call a special meeting of stockholders;
•

authorize our board of directors to issue preferred stock without stockholder approval, which could be used to institute a “poison pill” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors; and

•	require the approval of the holders of at least 75% of the votes that all our stockholders would be entitled to cast to amend or repeal certain provisions of our charter or bylaws.

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the General Corporation Law of the State of Delaware, which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. This could discourage, delay or prevent someone from acquiring us or merging with us, whether or not it is desired by, or beneficial to, our stockholders. This could also have the effect of discouraging others from making tender offers for our common stock, including transactions that may be in your best interests. These provisions may also prevent changes in our management or limit the price that investors are willing to pay for our stock.

Complying with the requirements of operating as a public company will increase our costs, require additional management resources and qualified accounting and financial personnel, and we may fail to meet all of these obligations.

We will face increased legal, accounting, administrative and other costs and expenses as a public company. Compliance with the Sarbanes-Oxley Act of 2002, the Dodd-Frank Act of 2010 and the rules promulgated thereunder, as well as rules of the SEC and Nasdaq, for example, will result in significant initial cost to us as well as ongoing increases in our legal, audit and financial compliance costs, particularly after we are no longer an “emerging growth company.” The Securities Exchange Act of 1934, as amended, or the Exchange Act, requires, among other things, that we file certain periodic reports with respect to our business and financial condition. Our executive officers and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and require us to incur substantial costs to maintain the same or similar coverage. We expect to incur significant expense and devote substantial management effort toward ensuring compliance with Section 404 of the Sarbanes-Oxley Act of 2002 once we lose our status as an “emerging growth company.” We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge, and it may be difficult to recruit and maintain such personnel. Implementing any appropriate changes to our internal controls may require specific compliance training for our directors, officers and employees, entail substantial costs to modify our existing accounting systems, and take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements or other reports on a timely basis, could increase our operating costs and could materially impair our ability to operate our business.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act of 2002, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We are required to disclose changes made in our internal controls and procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. However, for as long as we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404. We could be an “emerging growth company” for up to five years. An independent assessment of the effectiveness of our internal controls over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

Upon the closing of our initial public offering in July 2019, we became subject to certain reporting requirements of the Exchange Act. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements or insufficient disclosures due to error or fraud may occur and not be detected.

Our restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for most legal actions between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

Our restated certificate of incorporation specifies that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for most legal actions involving state law claims brought against us by stockholders. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our restated certificate of incorporation described above.

We believe this provision benefits us by providing increased consistency in the application of Delaware law by chancellors particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. However, the provision may have the effect of discouraging lawsuits against our directors, officers, employees and agents as it may limit any stockholder’s ability to bring a claim in a judicial forum that such stockholder finds favorable for disputes with us or our directors, officers, employees or agents. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in our restated certificate of incorporation to be inapplicable or unenforceable in such action. If a court were to find the choice of forum provision contained in our restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Issuance of Convertible Debt

In April 2019, we drew down $1.6 million under the Wellcome Funding Agreements, which converted into Series B preferred stock in our Series B preferred stock financing at a 25% discount, as further described below.

No underwriters were involved in the foregoing issuances of securities. The securities described in this section (a) of Item 2 were issued to investors in reliance upon the exemption from the registration requirements of the Securities Act, as set forth in Section 4(a)(2) under the Securities Act and Regulation D promulgated thereunder relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required. The recipients of securities in the transactions described above represented that they were accredited investors and were acquiring the securities for their own account for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof and that they could bear the risks of the investment and could hold the securities for an indefinite period of time and appropriate legends were affixed to the instruments representing such securities issued in such transactions.

(b) Issuance of Capital Stock.

In April 8, 2019, we issued 137,743 shares of Series B preferred stock at 25% discount to the purchase price per share of $15.14, upon conversion of the $1.6 million of outstanding principal loan to us in April 2019 pursuant to the Wellcome Funding Agreements.

On April 17, 2019, we issued 38,961 shares of common stock upon the exercise of an option.

On May 16, 2019, we issued 105,163 fully vested restricted stock units with respect to 105,163 shares of common stock.

On July 2, 2019, upon the closing of our initial public offering, all 12,962,045 shares of our then-outstanding convertible preferred stock were automatically converted into 16,833,790 shares of common stock. The issuance of such shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 3(a)(9) and Section 4(a)(2) of the Securities Act.

No underwriters were involved in the foregoing issuances of securities. The securities described in this section (b) of Item 2 were issued to investors in reliance upon the exemption from the registration requirements of the Securities Act, as set forth in Section 4(a)(2) under the Securities Act and Regulation D promulgated thereunder relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required. The recipients of securities in the transactions described above represented that they were accredited investors and were acquiring the securities for their own account for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof and that they could bear the risks of the investment and could hold the securities for an indefinite period of time and appropriate legends were affixed to the instruments representing such securities issued in such transactions.

(c) Stock Option Grants and Option Exercises.

From May 2, 2016 and through July 2, 2019, we granted options to purchase an aggregate of 3,140,229 shares of common stock, with exercise prices ranging from $2.92 to $9.20 per share, to employees and consultants pursuant to our 2009 stock incentive plan. On April 17, 2019, we issued 38,961 shares of common stock upon the exercise of an option. None of the remaining options have been exercised as of June 30, 2019.

No underwriters were involved in the foregoing issuances of securities. The issuances of stock options described in this paragraph (c) of Item 2 were issued pursuant to written compensatory plans or arrangements with our employees, directors, consultants and advisors, in reliance on the exemption provided by Rule 701 promulgated under the Securities Act, or pursuant to Section 4(a)(2) under the Securities Act, relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required. All recipients either received adequate information about us or had access, through employment or other relationships, to such information.

Use of Proceeds from Initial Public Offering of Common Stock

On July 2, 2019, we closed our initial public offering of 6,414,842 shares of our common stock at a public offering price of $16.00 per share for an aggregate offering of $102.6 million. The offer and sale of all of the shares in the offering were registered under the Securities Act of 1933, as amended, pursuant to registration statement on Form S‑1 (File No. 333‑231863), which was declared effective by the SEC on June 27, 2019. Goldman Sachs & Co. LLC and Citigroup Global Markets Inc. acted as representatives of the underwriters for the offering. The offering commenced on June 27, 2019 and did not terminate until the sale of all of the shares offered.

We received aggregate net proceeds from the offering of $93.2 million, after deducting underwriting discounts and commissions of $7.2 million and estimated offering expenses of $2.3 million payable by us. None of the underwriting discounts and commissions or offering expenses were incurred or paid to directors or officers of ours or their associates or to persons owning 10% or more of our common stock or to any affiliates of ours.

We had not received any of the net offering proceeds as of June 30, 2019 and therefore, have not used any of the net proceeds from the offering. There has been no material change in our planned use of the net proceeds from the offering as described in our prospectus dated June 27, 2019.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference, are filed or furnished as part of this Quarterly Report on Form 10‑Q.

Exhibit Number	Description

3.1

Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38958) filed with the SEC on July 2, 2019).

3.2	Amended and Restated By-laws of Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38958) filed with the SEC on July 2, 2019).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+

The certification furnished in Exhibit 32.1 hereto is deemed to accompany this Quarterly Report on Form 10‑Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference. Such certification will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KARUNA THERAPEUTICS, INC.

Date: August 8, 2019	By:	/s/ Steven Paul, M.D.
Steven Paul, M.D.
Chief Executive Officer, President and Chairman (principal executive officer)

Date: August 8, 2019	By:	/s/ Troy Ignelzi
Troy Ignelzi
Chief Financial Officer (principal financial officer)