Form 10-Q
period 2019-09-30
Karuna Therapeutics, Inc.
filed 2019-11-07
CIK 1771917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2019, the registrant had 23,412,754 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

KARUNA THERAPEUTICS, INC.

BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$54,144	$8,904
Short-term investments	107,461	4,983
Prepaid expenses and other current assets	2,323	1,709
Total current assets	163,928	15,596
Restricted cash	123	123
Property and equipment, net	176	138
Total assets	$164,227	$15,857
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable (includes $10 and $112 at September 30, 2019 and December 31, 2018, respectively, due to related parties)	158	$269
Accrued expenses	1,319	538
Deferred lease obligation, short term portion	56	—
Derivative liability	—	389
Total current liabilities	1,533	1,196
Non-current convertible notes, net of discount	—	2,516
Deferred lease obligation, long term portion	164	102
Total liabilities	1,697	3,814
Commitments and Contingencies (Note 11)
Redeemable convertible preferred stock
Redeemable convertible preferred stock, Series Seed, $0.0001 par value; 0 and 4,412,500 shares authorized and outstanding at September 30, 2019 and December 31, 2018, respectively	—	1
Redeemable convertible preferred stock, Series A, $0.0001 par value; 0 and 3,126,700 shares authorized and outstanding at September 30, 2019 and December 31, 2018, respectively	—	41,964
Redeemable convertible preferred stock, Series B, $0.0001 par value; 0 shares authorized and outstanding at September 30, 2019 and December 31, 2018	—	—
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 and 0 shares authorized as of September 30, 2019 and December 31, 2018, respectively; 0 shares outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value; 150,000,000 and 12,337,650 shares authorized at September 30, 2019 and December 31, 2018, respectively; 23,412,754 and 12 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	2	—
Additional paid-in capital	230,216	1,633
Accumulated deficit	(67,738)	(31,555)
Accumulated other comprehensive income	50	—
Total stockholders’ equity (deficit)	162,530	(29,922)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$164,227	$15,857

The accompanying notes are an integral part of these financial statements

Karuna Therapeutics, Inc.

Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	—	—	—	—
Operating expenses:
Research and development	$5,793	$1,417	$19,544	$4,816
General and administrative	4,103	1,056	16,995	1,548
Total operating expenses	9,896	2,473	36,539	6,364
Loss from operations	(9,896)	(2,473)	(36,539)	(6,364)
Other income (expense):
Interest income (expense) (Note 4)	—	192	11	(396)
Interest income	858	—	1,425	—
Accretion of debt discount	—	(1,324)	(945)	(1,996)
Change in fair value of derivative	—	(2,633)	(135)	(429)
Total other income (expense), net	858	(3,765)	356	(2,821)
Net loss before income taxes	(9,038)	(6,238)	(36,183)	(9,185)
Income tax provision	—	—	—	—
Net loss attributable to common stockholders	$(9,038)	$(6,238)	$(36,183)	$(9,185)
Net loss per share, basic and diluted (Note 8)	$(0.39)	$(1,247,600)	$(4.67)	$(4,592,500)
Weighted average common shares outstanding used in computing net loss per share, basic and diluted	22,907,349	5	7,755,137	2

The accompanying notes are an integral part of these financial statements

Karuna Therapeutics, Inc.

STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(9,038)	$(6,238)	$(36,183)	$(9,185)
Other comprehensive income (loss):
Unrealized (losses) gains on short-term investments	(21)	—	50	—
Comprehensive loss	$(9,059)	$(6,238)	$(36,133)	$(9,185)

The accompanying notes are an integral part of these financial statements

Karuna Therapeutics, Inc.

Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share data)

(Unaudited)

	Series Seed Redeemable Convertible Preferred Stock		Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Income	(Deficit)
Balance, December 31, 2018	4,412,500	$1	3,126,700	$41,964	—	$—	12	$—	$1,633	$(31,555)	$—	$(29,922)
Issuance of Series B redeemable convertible preferred stock, net of issuance costs of $175	—	—	—	—	5,422,845	81,927	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	9,945	—	—	9,945
Exercise of common warrants	—	—	—	—	—	—	19,986	—	58	—	—	58
Exercise of common options	—	—	—	—	—	—	38,961	—	4	—	—	4
Vesting of restricted stock units	—	—	—	—	—	—	105,163	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	71	71
Net loss	—	—	—	—	—	—	—	—	—	(27,145)	—	(27,145)
Balance, June 30, 2019	4,412,500	$1	3,126,700	$41,964	5,422,845	$81,927	164,122	$—	$11,640	$(58,700)	$71	$(46,989)
Issuance of common stock upon initial public offering, net of $7.2 million in under- writing discounts and commissions and $2.4 million in offering costs	—	—	—	—	—	—	6,414,842	1	93,043	—	—	93,044
Automatic conversion of preferred stock	(4,412,500)	(1)	(3,126,700)	(41,964)	(5,422,845)	(81,927)	16,833,790	1	123,891	—	—	123,892
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,642	—	—	1,642
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(21)	(21)
Net loss	—	—	—	—	—	—	—	—	—	(9,038)	—	(9,038)
Balance, September 30, 2019	—	—	—	—	—	—	23,412,754	2	230,216	(67,738)	50	162,530

	Series Seed Redeemable Convertible Preferred Stock		Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Income	(Deficit)
Balance, December 31, 2017	4,412,500	$1	—	$—	—	$—	—	$—	$675	$(14,043)	$—	$(13,368)
Stock-based compensation expense	—	—	—	—	—	—	—	—	128	—	—	128
Net loss	—	—	—	—	—	—	—	—	—	(2,947)	—	(2,947)
Balance, June 30, 2018	4,412,500	1	—	—	—	—	—	—	803	(16,990)	—	(16,187)
Issuance of Series A redeemable convertible preferred stock, net of issuance costs of $121	—	—	3,126,700	41,964	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	415	—	—	415
Exercise of common warrants	—	—	—	—	—	—	12	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(6,238)	—	(6,238)
Balance, September 30, 2018	4,412,500	$1	3,126,700	$41,964	—	$—	12	$—	$1,218	$(23,228)	$—	$(22,010)

The accompanying notes are an integral part of these financial statements

Karuna Therapeutics, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(36,183)	$(9,185)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	11,587	517
Accretion of debt discount	945	1,996
Non-cash interest income	(787)	—
Change in fair value of derivative liability	135	429
Depreciation and amortization expense	37	2
Non-cash interest (income) expense	(11)	396
Warrant expense	—	26
Changes in operating assets and liabilities:
Accrued expenses	781	(16)
Prepaid expenses and other current assets	(614)	(2,076)
Deferred lease obligation	118	—
Accounts payable	(111)	(602)
Net cash used in operating activities	(24,103)	(8,513)

Cash flows from investing activities
Purchases of short-term investments	(131,641)	—
Maturities of short-term investments	30,000	—
Acquisition of property and equipment	(75)	—
Net cash used in investing activities	(101,716)	—

Cash flows from financing activities
Proceeds from initial public offering, net of $7.2 million in underwriting discounts and commissions	95,453	—
Payment of initial public offering costs	(2,409)	—
Proceeds from issuance of Series B redeemable convertible preferred stock, net of issuance costs	74,825	—
Proceeds from issuance of Series A redeemable convertible preferred stock, net of issuance costs	—	15,877
Proceeds from issuance of convertible notes	3,128	9,000
Proceeds from exercise of warrant	58	—
Proceeds from exercise of stock options	4	—
Net cash provided by financing activities	171,059	24,877
Net increase in cash, cash equivalents and restricted cash	45,240	16,364
Cash, cash equivalents and restricted cash at beginning of period	9,027	1,942
Cash, cash equivalents and restricted cash at end of period	$54,267	$18,306

Supplemental disclosures of cash flows information
Conversion of redeemable convertible preferred stock into common stock	$123,892	$-
Conversion of convertible notes, accrued interest and discount upon conversion to preferred stock	$7,102	$26,087

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

Initial Public Offering

On June 27, 2019, the Company’s registration statement on Form S-1 relating to its initial public offering of its common stock (“IPO”) was declared effective by the Securities and Exchange Commission (“SEC”). In the IPO, which closed on July 2, 2019, the Company issued and sold 6,414,842 shares of common stock, including full exercise of the underwriters’ over-allotment option to purchase an additional 836,718 shares, at a public offering price of $16.00 per share. The aggregate net proceeds to the Company from the IPO, inclusive of proceeds from the over-allotment exercise, were approximately $93.0 million after deducting underwriting discounts and commissions of $7.2 million and offering expenses of $2.4 million. Upon closing of the IPO, all 12,962,045 shares of the Company’s redeemable convertible preferred stock then outstanding converted into an aggregate of 16,833,790 shares of common stock.

Liquidity

The Company’s financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company experienced negative operating cash flows of $24.1 million for the nine months ended September 30, 2019 and had an accumulated deficit of $67.7 million as of September 30, 2019. The Company expects to continue to generate operating losses for the foreseeable future.

The Company expects that its cash and cash equivalents and short-term investments of $161.6 million as of September 30, 2019 will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the date of issuance of these financial statements. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to fund its operations.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASUs”) of the Financial Accounting Standards Board (“FASB”).

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, the accrual for research and development expenses, the valuation of stock-based awards and prior to the IPO, the valuation of common stock, and derivative liabilities. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Unaudited Interim Financial Information

The accompanying balance sheet as of September 30, 2019, the statements of operations, comprehensive loss, and cash flows for the three and nine months ended September 30, 2019 and 2018, and the statements of redeemable convertible preferred stock and stockholders’ equity (deficit) for the three and nine months ended September 30, 2019 and 2018 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2019 and the results of its operations and its cash flows for the three and nine months ended September 30, 2019 and 2018. Certain information and footnote disclosures typically included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these unaudited interim financial statements should be read in conjunction with the Company’s financial statements as of and for the year ended December 31, 2018, which are included in the Company’s prospectus related to the Company’s IPO, filed June 28, 2019 (File No. 333-231863) with the SEC, pursuant to Rule 424(b) under the Securities Act of 1933, as amended. The results for the three and nine months ended September 30, 2019, are not necessarily indicative of results to be expected for the year ending December 31, 2019, any other interim periods, or any future year or period.

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

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ equity (deficit) as a reduction of additional paid-in capital generated as a result of the offering. Should an in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the statements of operations. As of September 30, 2019 and December 31, 2018, there were no deferred offering costs outstanding. All deferred offering costs accumulated during 2019 and associated with the Company’s IPO were recorded as a reduction of additional paid-in capital upon the close of the Company’s IPO on July 2, 2019.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash equivalents, short-term investments, prepaid expenses, interest receivable, accounts payable, accrued expenses, convertible notes and derivatives embedded within the convertible notes. The carrying amount of prepaid expenses, interest receivable, accounts payable and accrued expenses are considered a reasonable estimate of their fair value, due to the short-term maturity of these instruments. The Company’s cash equivalents, short-term investments, convertible notes, and derivative liabilities are carried at fair value, determined according to the fair value hierarchy described below (see Note 10).

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

Convertible Notes and Derivative Liabilities

In connection with the issuance of the Wellcome Trust Convertible Notes and the Convertible Notes (see Note 4), the Company had identified embedded derivatives, which were recorded as liabilities on the Company’s balance sheets and were remeasured to fair value at each reporting date until the derivative was settled. Changes in the fair value of the derivative liabilities are recognized as change in fair value of derivative in the statements of operations. The fair value of the derivative liabilities were determined at each period end using a with and without method, which assesses the likelihood and timing of events that would result in either a conversion or change-of-control feature being triggered, as well as changes in the market conditions.

Upon issuance of the notes, each note was recorded at cost, net of the derivative liability. The discount on each note was amortized as interest expense to the date such note was expected to convert using the effective interest rate method and is reflected in the statements of operations as accretion of debt discount.

The Company classified its derivative liabilities in the balance sheet as current or non-current based on its expectation of when the derivative will be settled, consistent with the assumptions used when determining the fair value of the derivative liabilities.

Redeemable Convertible Preferred Stock

Prior to the IPO, the Company recorded all shares of redeemable convertible preferred stock at their respective fair values on the dates of issuance, net of issuance costs. The redeemable convertible preferred stock was recorded outside of permanent equity because upon the occurrence of certain deemed liquidation events, the majority of the holders could opt to redeem the shares at the liquidation preference and these events, including a merger, acquisition or sale of substantially all of the assets, was considered not solely within the Company’s control. Prior to the IPO, the Company had not adjusted the carrying values of the redeemable convertible preferred stock to its redemption value because it was uncertain whether or when a deemed liquidation event would occur. Upon closing of the IPO, all 12,962,045 shares of the Company’s redeemable convertible preferred stock then outstanding converted into an aggregate of 16,833,790 shares of common stock.

Leases

Leases are classified at their inception as either operating or capital leases based on the economic substance of the agreement. The Company recognizes rent expense for its operating leases, inclusive of rent escalation provisions and rent holidays, on a straight-line basis over the respective lease term. Additionally, the Company recognizes tenant improvement allowances under the operating leases as a deferred lease obligation and amortizes the tenant improvement allowances as a reduction to rent expense on a straight-line basis over the respective lease term. At September 30, 2019 and December 31, 2018, no capital leases were recorded in the balance sheets.

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

Net Loss Per Share

In July 2019, upon closing of the IPO, all outstanding shares of the Company’s redeemable convertible preferred stock automatically converted to common stock. Prior to this conversion, the Company followed the two-class method when computing net income (loss) per share, as the Company has issued shares that met the definition of participating securities. The two-class method determines net income (loss) per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.

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

Prior to the IPO, the Company’s outstanding redeemable convertible preferred stock contractually entitled the holders of such shares to participate in distributions but contractually did not require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. For the three and nine months ended September 30, 2019, the Company’s only element of other comprehensive income (loss) was unrealized gains and losses on short-term investments.

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

In June 2018, the FASB issued Accounting Standards Update 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which the grantor acquires goods and services to be used or consumed in its own operations by issuing share-based payment awards. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. The transition method provided by ASU 2018-07 is a modified retrospective basis which recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Effective January 1, 2017, the Company adopted ASU 2018-07, using the modified retrospective method. Management deems that non-employees who provide services to the Company have similar traits as employees with regard to their continued involvement in the Company, and therefore concluded that the adoption of ASU 2018-07 more fairly represented the results of the Company’s operations. The cumulative effect of the change on the accumulated deficit for awards granted to non-employees as of January 1, 2017 was less than $0.1 million.

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

Note 3. Prepaid Expenses and Other Current Assets and Accrued Expenses

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Prepaid insurance	$1,741	$23
Prepaid research and development expenses	359	1,686
Other	223	—
Total prepaid expenses and other current assets	$2,323	$1,709

Accrued expenses consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Accrued payroll and related expenses	$839	$311
Accrued research and development expenses	198	100
Professional fees	229	75
Other	53	52
Total accrued expenses	$1,319	$538

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

The Company recognized the following changes in the debt related to the 2018 Convertible Note during the year ended December 31, 2018 as well as the three and nine months ended September 30, 2019 and 2018 (in thousands):

		Financial statement impacted
Balance, December 31, 2017	$3,985
Accretion to settlement value	28	Statement of operations
Accrued interest	83	Statement of operations
Balance, June 30, 2018	4,096
Issuance of 2018 Convertible Note	2,000	Balance sheet
Accretion to settlement value	23	Statement of operations
Accrued interest	19	Statement of operations
Interest forgiven upon conversion	(289)	Statement of operations
Conversion of Wellcome Trust Convertible Notes to redeemable convertible preferred stock	(5,849)	Balance sheet
Balance, September 30, 2018	—
Issuance of 2018 Convertible Note	2,700	Balance sheet
Allocation of proceeds to derivative liability	(375)	Balance sheet
Accretion to settlement value	180	Statement of operations
Accrued interest	11	Statement of operations
Balance, December 31, 2018	2,516
Issuance of 2018 Convertible Note	3,128	Balance sheet
Allocation of proceeds to derivative liability	(750)	Balance sheet
Accretion to settlement value	945	Statement of operations
Accrued interest	29	Statement of operations
Interest forgiven upon conversion	(40)	Statement of operations
Conversion of Wellcome Trust Convertible Notes to redeemable convertible preferred stock	(5,828)	Balance sheet
Balance, June 30, 2019	$—

There was no balance outstanding related to the 2018 Convertible Note as of September 30, 2019.

Convertible Notes

Since inception, the Company has issued $14.0 million of convertible notes (the “Convertible Notes”), of which $13.5 million was issued to PureTech Health LLC (“PureTech Health”), a related party (see Note 12). There were no debt issuance costs associated with the Convertible Notes.

The Company concluded that the Convertible Notes contained a conversion option at a significant premium that was deemed to be an embedded derivative, which is required to be bifurcated and accounted for separately from the debt host.

In August 2018, the then outstanding Convertible Notes were converted to Series A Preferred Stock.

The Company recognized the following changes in the debt related to the Convertible Notes during the three and nine months ended September 30, 2018 (in thousands):

		Financial statement impacted
Balance, December 31, 2017	$7,674
Issuance of new notes	7,000	Balance sheet
Allocation of proceeds to derivative liability	(1,418)	Balance sheet
Accretion to settlement value	644	Statement of operations
Accrued interest	505	Statement of operations
Balance, June 30, 2018	14,405
Accretion to settlement value	1,301	Statement of operations
Accrued interest	125	Statement of operations
Interest forgiven upon conversion	(47)	Statement of operations
Conversion of Convertible Notes to redeemable convertible preferred stock	(15,784)	Balance sheet
Balance, September 30, 2018	—

There were no Convertible Notes outstanding as of December 31, 2018 or issued during the nine months ended September 30, 2019.

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

Upon closing of the Company’s IPO, the then-outstanding shares of the Series Seed, Series A and Series B redeemable convertible preferred stock (together as “Preferred Stock”) converted into common stock. As of September 30, 2019, there were no shares of redeemable convertible preferred stock authorized, issued or outstanding.

Note 6. Preferred Stock

On July 2, 2019, in connection with the closing of the Company’s IPO, the Company filed its restated Certificate of Incorporation, which authorizes the Company to issue up to 10,000,000 shares of preferred stock, $0.0001 par value per share. There are no shares of preferred stock outstanding as of September 30, 2019.

Note 7. Common Stock

As of September 30, 2019, the Company’s Certificate of Incorporation authorized the Company to issue 150,000,000 shares of common stock, $0.0001 par value per share.

Holders of the common stock are entitled to one vote for each share of common stock held at all meetings of stockholders and written actions in lieu of meetings. The holders of common stock shall be entitled to receive dividends out of funds legally available, as declared by the board of directors. These dividends are subject to the preferential dividend rights of the holders of the Company’s preferred stock. Through September 30, 2019 and December 31, 2018, no cash dividends have been declared or paid.

Upon completion of the Company’s IPO on July 2, 2019, all outstanding shares of Series Seed, Series A, and Series B Redeemable Convertible Preferred Stock converted to common stock. As of September 30, 2019, there were 23,412,754 shares of common stock outstanding.

Note 8. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share of common stock for the three and nine months ended September 30, 2019 (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net Loss	$(9,038)	$(6,238)	$(36,183)	$(9,185)
Weighted-average shares used in computing net loss per share	22,907,349	5	7,755,137	2
Net loss per share, basic and diluted	$(0.39)	$(1,247,600)	$(4.67)	$(4,592,500)

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

Prior to the IPO, the Company’s outstanding shares of Preferred Stock contractually entitled the holders of such shares to participate in distributions but contractually did not require the holders of such shares to participate in losses of the Company. Accordingly, these shares have not been included in the denominator used to calculate net loss per share.

Common Stock Equivalents

The following common stock equivalents presented based on amounts outstanding at each period end, have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive impact:

	September 30,
	2019	2018
Redeemable convertible preferred stock (as converted to common stock)	—	9,791,151
Stock options to purchase common stock	4,671,906	2,245,981
Warrants to purchase common stock	—	19,986
	4,671,906	12,057,118

Note 9. Stock-based Compensation

Stock Options

In September 2009, the Company’s board of directors approved the 2009 Stock Incentive Plan (the “2009 Plan”) which provided for the grant of incentive stock options to employees and non-statutory stock options to directors, consultants, and non-employees of the Company. The aggregate common shares issuable were 3,911,138 under the 2009 Plan, as amended. The 2009 Plan terminated in July 2019 effective upon the completion of the Company’s IPO. No additional options will be granted under the 2009 Plan. At September 30, 2019, there were 3,839,545 options and restricted stock units (“RSUs”) outstanding under the 2009 Plan.

In May 2019, the board of directors approved the 2019 Stock Option and Incentive Plan (the “2019 Plan”) which became effective on June 26, 2019, the date immediately prior to the date on which the registration statement related to the IPO was declared effective by the SEC. The 2019 Plan will expire in May 2029. Under the 2019 Plan, the Company may grant incentive stock options, non-statutory stock options, restricted stock awards, RSUs and other stock-based awards. There were 1,709,832 shares of the Company’s common stock initially reserved for issuance under the 2019 Plan. In addition, the number of shares of common stock that may be issued under the 2019 Plan will automatically increase on January 1, 2020 and each January 1 thereafter by 4% of the number of shares of common stock outstanding on the immediately preceding December 31, subject to limitation. As of September 30, 2019, there were 772,308 common shares available for issuance and 937,524 options outstanding under the 2019 Plan.

Options under the 2019 Plan generally vest based on the grantee’s continued service with the Company during a specified period following a grant as determined by the board of directors and expire ten years from the grant date. In general, awards typically vest in four years, but vesting conditions can vary based on the discretion of the Company’s board of directors.

A summary of the Company’s stock option activity and related information is as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2018	2,310,369	$4.49	7.1	$6,420
Granted	2,554,146	11.93
Exercised	(38,961)	0.11
Forfeited	(153,648)	5.00
Outstanding as of September 30, 2019	4,671,906	8.58	8.2	36,423
Options vested and expected to vest as of September 30, 2019	4,671,906	$8.58	8.2	$36,423
Options exercisable as of September 30, 2019	3,111,295	$8.00	7.7	$26,147

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of September 30, 2019.

As of September 30, 2019, there was $6.1 million of unrecognized compensation cost, which is expected to be recognized over a weighted-average period of 2.6 years.

The fair value of all option activity was estimated at the date of grant using the Black-Scholes model with the following assumptions:

Nine Months Ended September 30,
2019
Fair value of options	$3.83 - 8.05
Fair value of common stock	$9.20 - 20.02
Expected term (in years)	5.02 - 6.16
Expected volatility	43.57% - 44.41%
Risk-free interest rate	1.76% - 2.44%
Expected dividend yield	0.00%

On May 16, 2019, the Company issued 105,163 fully vested restricted common stock units. The average grant date fair value was $10.97 per share. As of September 30, 2019, there was no unrecognized compensation expense related to unvested RSUs.

Warrants

In October 2016, PureTech Health, a related party, agreed to provide management services to the Company in exchange for a warrant to purchase up to 19,998 shares of the Company’s common stock. The warrants vested monthly as services were performed over a 24-month period and had a purchase price of $2.92 per share. The total expense for the three and nine months ended September 30, 2018 for the warrant was less than $0.1 million. The warrant was fully vested as of October 2018.

In August 2018, PureTech Health exercised the warrant to purchase 12 shares resulting in proceeds to the Company of less than $0.1 million. In March 2019, PureTech Health exercised the warrant to purchase the remaining 19,986 shares resulting in proceeds to the Company of $0.1 million. There are no outstanding warrants as of September 30, 2019.

Stock-based Compensation Expense

Stock-based compensation expense is classified in the statements of operations for the three and nine months ended September 30, 2019 and 2018 as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$147	$28	$371	$71
General and administrative	1,496	378	$11,217	446
Total stock based compensation expense	$1,642	$406	$11,587	$517

Note 10. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s assets and liabilities as of September 30, 2019 and December 31, 2018 that are measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurement
	at September 30, 2019 Using
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (Money Market Fund)	$22,406	$—	$—	$22,406
Cash equivalents (US Treasuries)	22,519			22,519
Short-term investments (US Treasuries)	107,461	—	—	107,461
Total	$152,386	$—	$—	$152,386

	Fair Value Measurement
	at December 31, 2018 Using
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (US Treasuries)	$5,042	$—	$—	$5,042
Short-term investments (US Treasuries)	4,983	—	—	4,983
Total	$10,025	$—	$—	$10,025
Liabilities:
Derivative instrument	$—	$—	$389	$389
Total	$—	$—	$389	$389

The estimated fair value and amortized cost of the Company’s short-term investments by contractual maturity are summarized as follows (in thousands):

	September 30, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Due in one year or less	$107,411	$50	$—	$107,461
Total	$107,411	$50	$—	$107,461

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Due in one year or less	$4,984	$—	$(1)	$4,983
Total	$4,984	$—	$(1)	$4,983

The derivative liability is considered a Level 3 liability because its fair value measurement is based, in part, on significant inputs not observed in the market. Any reasonable changes in the assumptions used in the valuation could materially affect the financial results of the Company. The Company recognized the following changes in the fair value of derivative liabilities during the year ended December 31, 2018 and the three and nine months ended September 30, 2019 (in thousands):

Balance, December 31, 2017	$2,606
Allocation of note issuance proceeds to derivative	1,418
Change in fair value of derivative	(2,203)
Balance, June 30, 2018	1,821
Change in fair value of derivative	2,633
Conversion of convertible debt to Series A preferred stock	(4,454)
Balance, September 30, 2018	—
Allocation of note issuance proceeds to derivative	375
Change in fair value of derivative	14
Balance, December 31, 2018	389
Allocation of note issuance proceeds to derivative	750
Change in fair value of derivative	135
Conversion of convertible debt to Series B preferred stock	(1,274)
Balance, June 30, 2019	$—

There was no derivative liability recorded as of September 30, 2019.

Note 11. Commitments and Contingencies

Leases

The Company entered into a 51-month lease for office space in Boston, Massachusetts that began in December 2018 and expires in February 2023. The Company is required to maintain a cash balance of $0.1 million to secure a letter of credit associated with this lease. The amount was classified as restricted cash in the balance sheet at December 31, 2018 and September 30, 2019.

The Company recorded rent expense of $0.3 million during the nine months ended September 30, 2019.

Future minimum lease payments under non-cancelable operating lease agreements as of September 30, 2019, are as follows (in thousands):

As of September 30,	Minimum Lease Payments
Less than 1 year	$498
1 to 2 years	504
2 to 3 years	512
3 to 4 years	214
4 to 5 years	—
Total	$1,728

Intellectual Property License with Eli Lilly and Company

In May 2012, the Company entered into an exclusive license agreement, or the Lilly License Agreement, with Eli Lilly, pursuant to which Eli Lilly assigned to us all of its rights to certain patents (now expired), regulatory documentation, data records and materials related to xanomeline. The Company is also entitled to sublicense or otherwise transfer the rights granted in connection with the Lilly License Agreement.

Under the Lilly License Agreement, the Company is obligated to use commercially reasonable efforts to develop, manufacture, commercialize and seek and maintain regulatory approval for xanomeline, in any formulation, for use in humans.

The Company paid Eli Lilly an upfront payment of $0.1 million and has agreed to make milestone payments to Eli Lilly of up to an aggregate of $16 million upon the achievement of specified regulatory milestones and up to an aggregate of $54 million in commercial milestones. In addition, the Company is obligated to pay Eli Lilly tiered royalties, at rates in the low to mid single-digit percentages, on the worldwide net sales of any commercialized product on a country-by-country basis until the expiration of the applicable royalty term, which is the longer of six years from the date of first commercial sale of each licensed product within a country or data exclusivity in such country. During the royalty term, Eli Lilly is prohibited from granting any third party rights to the patents, regulatory documentation, data records and materials that have been licensed to us under the Lilly License Agreement.

The Lilly License Agreement will expire on the later of (i) the expiration of the last-to-expire royalty term on a licensed product-by-licensed product basis or (ii) the date on which the Company has made all milestone payments pursuant to the terms of the Lilly License Agreement, unless terminated earlier by the parties. In no event will the term of the Lilly License Agreement exceed 15 years past the anniversary of the first commercial sale of a xanomeline product. The Company may terminate the Lilly License Agreement for any reason with proper prior notice to Eli Lilly. Either party may terminate the Lilly License Agreement upon an uncured material breach by the other party.

The initial upfront payment of $0.1 million was expensed when incurred in May 2012. As of September 30, 2019, no milestones have been reached, and accordingly, no milestone payments have been made.

Intellectual Property License with PureTech Health

In March 2011, the Company entered into an exclusive license agreement, or the Patent License Agreement, with PureTech Health, pursuant to which PureTech Health granted us an exclusive license to patent rights relating to combinations of a muscarinic activator with a muscarinic inhibitor for the treatment of central nervous system disorders.

In connection with the Patent License Agreement, the Company has agreed to make milestone payments to PureTech Health of up to an aggregate of $10 million upon the achievement of specified development and regulatory milestones. In addition, the Company is obligated to pay PureTech Health low single-digit royalties on the worldwide net sales of any commercialized product covered by the licenses granted under the Patent License Agreement. In the event that the Company sublicenses any of the patent rights granted under the Patent License Agreement, the Company will be obligated to pay PureTech Health royalties within the range of 15% to 25% on any income we receive from the sublicensee, excluding royalties.

The Company may terminate the Patent License Agreement for any reason with proper prior notice to PureTech Health. Either party may terminate the Patent License Agreement upon an uncured material breach by the other party.

The Company incurred no expenses related to the Patent License provided by PureTech Health during the nine months ended September 30, 2019 and 2018. The Company had no outstanding liabilities to PureTech Health related to the Patent License at December 31, 2018 and September 30, 2019.

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

Litigation

The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities as of September 30, 2019.

Note 12. Related Party Transactions

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

The Company incurred general and administrative costs for management services provided by PureTech Health totaling less than $0.1 million in the nine months ended September 30, 2019, and totaling $0.2 million in the nine months ended September 30, 2018. The Company had outstanding current liabilities to PureTech Health of less than $0.1 million and $0.1 million at September 30, 2019 and December 31, 2018, respectively, which are recorded as accounts payable in the balance sheet.

Note 13. 401(k) Savings Plan

The Company has a 401(k) retirement plan in which substantially all U.S. employees are eligible to participate. Eligible employees may elect to contribute up to the maximum limits, as set by the Internal Revenue Service, of their eligible compensation. The total contribution matching expense for the Company was less than $0.1 million for each of the nine months ended September 30, 2019 and 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10‑Q and our audited financial statements and related notes for the year ended December 31, 2018 included in our final prospectus for our initial public offering of our common stock filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b)(4) of the Securities Act on June 28, 2019, which we refer to as the Prospectus. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified and discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of our Quarterly Report on Form 10-Q, as amended, filed with the SEC on August 8, 2019, and in other SEC filings.  You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

On June 27, 2019, our registration statement on Form S-1 relating to the initial public offering, or IPO, of our common stock was declared effective by the Securities and Exchange Commission, or SEC. In the IPO, which closed on July 2, 2019, we issued and sold 6,414,842 shares of our common stock, including full exercise of the underwriters’ over-allotment option to purchase an additional 836,718 shares, at a public offering price of $16.00 per share. The aggregate net proceeds to us from the IPO, inclusive of proceeds from the over-allotment exercise, were $93.0 million after deducting underwriting discounts and commissions of $7.2 million and offering expenses of $2.4 million. Prior to the IPO, we had funded our operations primarily with proceeds from the sales of redeemable convertible preferred stock and the issuance of convertible notes. As of September 30, 2019, there were 23,412,754 shares of common stock outstanding.

We have never generated revenue and have incurred significant net losses since inception. For the nine months ended September 30, 2019, our net loss was $36.2 million. As of September 30, 2019, we had an accumulated deficit of $67.7 million. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our operating expenses and capital expenditures will increase substantially, particularly as we:

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

As of September 30, 2019, we had cash, cash equivalents and short-term investments of $161.6 million. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated operating and capital expenditure requirements through the first half of 2021. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources.”

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Schizophrenia clinical trials	$3,376	$498	$12,193	$2,474
Pain clinical trials	369	—	369	—
Alzheimer's Disease clinical trials	38	—	38	—
Formulation and CMC	176	392	1,536	620
Preclinical	217	71	1,704	523
Unallocated expenses	1,617	456	3,704	1,199
Total research and development expense	$5,793	$1,417	$19,544	$4,816

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

Change in Fair Value of Derivative.    Our convertible notes contained conversion options at a significant premium that were deemed to be embedded derivatives that are required to be bifurcated and accounted for separately from the convertible note. We remeasured the derivative liability to fair value at each reporting date, and we recognize changes in the fair value of the derivative liabilities in our statements of operations.

Results of Operations

Comparison of the Three Months Ended September 30, 2019 and 2018

	Three Months Ended September 30,
	2019	2018	Change
		(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	5,793	1,417	4,376
General and administrative	4,103	1,056	3,047
Total operating expenses	9,896	2,473	7,423
Loss from operations	(9,896)	(2,473)	(7,423)
Total other income (expense), net	858	(3,765)	4,623
Net loss attributable to common stockholders	$(9,038)	$(6,238)	$(2,800)

Research and Development Expenses

	Three Months Ended September 30,
	2019	2018	Change
		(in thousands)
Direct research and development expenses:
Schizophrenia clinical trials	$3,376	$498	$2,878
Pain clinical trials	369	-	369
Alzheimer's Disease clinical trials	38	-	38
Formulation and CMC	176	392	(216)
Preclinical	217	71	146
Unallocated expenses:
Personnel related (including stock-based compensation)	886	267	619
Consultant fees and other expenses	731	189	542
Total research and development expense	$5,793	$1,417	$4,376

Expenses related to our schizophrenia clinical trials increased by $2.9 million due to the completion of enrollment of our Phase 2 clinical trial for which enrollment began in September 2018. The $0.4 million and less than $0.1 million in expenses related to new pain and Alzheimer’s Disease clinical trials consist of study preparation and startup costs for Phase 1 clinical trials incurred in the three months ended September 30, 2019. Formulation and CMC expenses decreased by $0.2 million due to a decrease in manufacturing activities as sufficient supply was manufactured for the clinical trials referenced above. Preclinical expenses increased by $0.1 million due to the initiation and execution of toxicology studies. The increase of $0.6 million in personnel-related costs was primarily a result of an increase in headcount. The increase of $0.5 million in consultant fees and other expenses was due to a combination of an increase in consulting activities as well as costs associated with our discovery programs.

General and Administrative Expenses

	Three Months Ended September 30,
	2019	2018	Change
		(in thousands)
Personnel-related (including stock-based compensation)	$2,376	$677	$1,699
Professional and consultant fees	730	281	449
Other	997	98	899
Total general and administrative expense	$4,103	$1,056	$3,047

The increase of $1.7 million in personnel-related costs was primarily the result of increased headcount as well as an increase in stock-based compensation expense of $1.2 million. The increase of $0.4 million in professional and consultant fees was primarily due to an increase in audit fees, legal costs, and public relations consulting fees related to our ongoing business activities as a public company. The increase of $0.9 million in other costs was primarily due to insurance costs and our facility lease in Boston, Massachusetts.

Other Income (Expense), Net

	Three Months Ended September 30,
	2019	2018	Change
		(in thousands)
Interest income (expense)	$—	$192	$(192)
Interest income	858	—	858
Accretion of debt discount	—	(1,324)	1,324
Change in fair value of derivative	—	(2,633)	2,633
Total other income (expense), net	$858	$(3,765)	$4,623

There was no interest income (expense) recorded during the three months ended September 30, 2019 because there were no convertible notes outstanding during the quarter. Interest income (expense) for the three months ended September 30, 2018 represents the forgiveness of accrued interest associated with the conversion of the outstanding notes issued to the Wellcome Trust, or the Wellcome Trust Notes, and other convertible notes during our Series A convertible preferred stock financing.

Interest income is attributable to interest earned on our short-term investments, which were purchased beginning in November 2018.

There was no debt outstanding during the three months ended September 30, 2019 and therefore no related accretion of debt discount. All outstanding Wellcome Trust Notes and other convertible notes as of August 1, 2018 were converted into shares of Series A convertible preferred stock and the debt discount was fully accreted at that time.

There was no change in fair value of derivative recorded during the three months ended September 30, 2019 because there were no convertible notes outstanding during the quarter. The change in fair value of derivative for the three months ended September 30, 2018 reflects the final mark-to-market of the derivative liabilities of the Wellcome Trust Notes and other convertible notes which were converted into shares of Series A convertible preferred stock.

Comparison of the nine months ended September 30, 2019 and 2018

	Nine Months Ended September 30,
	2019	2018	Change
		(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	19,544	4,816	14,728
General and administrative	16,995	1,548	15,447
Total operating expenses	36,539	6,364	30,175
Loss from operations	(36,539)	(6,364)	(30,175)
Total other income (expense), net	356	(2,821)	3,177
Net loss attributable to common stockholders	$(36,183)	$(9,185)	$(26,998)

Research and Development Expenses

	Nine Months Ended September 30,
	2019	2018	Change
		(in thousands)
Direct research and development expenses:
Schizophrenia clinical trials	$12,193	$2,474	$9,719
Pain clinical trials	369	-	369
Alzheimer's Disease clinical trials	38	-	38
Formulation and CMC	1,536	620	916
Preclinical	1,704	523	1,181
Unallocated expenses:
Personnel related (including stock-based compensation)	2,184	672	1,512
Consultant fees and other expenses	1,520	527	993
Total research and development expense	$19,544	$4,816	$14,728

Expenses related to our schizophrenia clinical trials increased by $9.7 million due to the continued enrollment of our Phase 2 clinical trial for which enrollment began in September 2018. The $0.4 million and less than $0.1 million in expenses related to new pain and Alzheimer’s Disease clinical trials consist of study preparation and startup costs for Phase 1 clinical trials incurred in the three months ended September 30, 2019. Formulation and CMC expenses increased by $0.9 million due to an increase in formulation development activities. Preclinical expenses increased by $1.2 million due to the initiation and execution of toxicology studies. The increase of $1.5 million in personnel-related costs was primarily a result of an increase in headcount. The increase of $1.0 million in consultant fees and other expenses was due to a combination of increase in consulting activities as well as costs associated with our discovery programs.

General and Administrative Expenses

	Nine Months Ended September 30,
	2019	2018	Change
		(in thousands)
Personnel-related (including stock-based compensation)	$13,729	$877	$12,852
Professional and consultant fees	1,444	526	918
Other	1,822	145	1,677
Total general and administrative expense	$16,995	$1,548	$15,447

The increase of $12.9 million in personnel-related costs was primarily the result of increased headcount as well as an increase in stock-based compensation expense of $10.8 million. The increase of $0.9 million in professional and consultant fees was primarily due to an increase in audit fees, legal costs, and public relations consulting fees related to our preparations to be, and our ongoing business activities as, a public company. The increase of $1.7 million in other costs was primarily due to insurance costs and our facility lease in Boston, Massachusetts.

Other Income (Expense), Net

	Nine Months Ended September 30,
	2019	2018	Change
		(in thousands)
Interest income (expense)	$11	$(396)	$407
Interest income	1,425	—	1,425
Accretion of debt discount	(945)	(1,996)	1,051
Change in fair value of derivative	(135)	(429)	294
Total other income (expense), net	$356	$(2,821)	$3,177

Interest income (expense) for the nine months ended September 30, 2019 reflects excess of interest forgiven on the Wellcome Trust Notes at the time of conversion over interest expense accrued on all convertible notes outstanding during the period. Interest income (expense) for the nine months ended September 30, 2018 represents interest expense accrued on outstanding convertible notes net of the impact of the forgiveness of accrued interest associated with the conversion of the outstanding Wellcome Trust Notes and other convertible notes during our Series A convertible preferred stock financing.

Interest income is attributable to interest earned on our short-term investments, which were purchased beginning in November 2018.

The accretion of debt discount for the nine months ended September 30, 2019 was attributable to the convertible notes issued in accordance with the Wellcome Trust Notes. These notes were subsequently converted in March and April 2019 into shares of our Series B convertible preferred stock. The related debt discounts were fully accreted at the time of each respective conversion. The accretion of debt discount for the nine months ended September 30, 2018 was attributable to the outstanding Wellcome Trust Notes and other convertible notes which were converted in the Series A convertible preferred stock financing on August 1, 2018.

The change in fair value of derivative for the nine months ended September 30, 2019 reflects the mark-to-market of the convertible note derivative liabilities prior to the conversion of the associated notes in March 2019 into shares of our Series B convertible preferred stock. The change in fair value of derivative for the nine months ended September 30, 2018 reflects the mark-to-market of the convertible note derivative liabilities prior to the conversion of the associated notes in August 2018 into shares of our Series A convertible preferred stock.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. To date, we have funded our operations primarily with proceeds from the sale of redeemable convertible preferred stock, issuance of convertible notes, and sales of our common stock. Through September 30, 2019, our operations have been financed by gross proceeds of $24.1 million from the issuance of convertible notes, $91.0 million from the sale of shares of our redeemable convertible preferred stock, and $93.0 million from the sale of our common stock in our initial public offering. As of September 30, 2019, we had $161.6 million in cash, cash equivalents and short-term investments, and an accumulated deficit of $67.7 million.

Our primary use of cash has been to fund operating expenses, which consist of research and development and general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(24,103)	$(8,513)
Net cash used in investing activities	(101,716)	—
Net cash provided by financing activities	171,059	24,877
Net increase in cash, cash equivalents and restricted cash	$45,240	$16,364

Cash Flows from Operating Activities

Cash used in operating activities for the nine months ended September 30, 2019 was $24.1 million, consisting of a net loss of $36.2 million partially offset by non-cash items, including stock-based compensation expense of $11.6 million, the accretion of debt discount related to the convertible notes of $0.9 million, and $0.1 million resulting from the change in fair value of the convertible note derivative liabilities. Net loss was also adjusted for $0.8 million of non-cash interest income. The change in our net operating assets and liabilities was due to an increase in accrued expenses of $0.8 million as well as $0.1 million related to an increase in deferred lease obligation, partially offset by an increase in prepaid expenses and other current assets of $0.6 million, and decrease to accounts payable of $0.1 million, which were driven by timing of payments to CROs and CMOs.

Cash used in operating activities for the nine months ended September 30, 2018 was $8.5 million, consisting of a net loss of $9.2 million partially offset by noncash items, including the accretion of debt discount related to the convertible notes of $2.0 million, non-cash interest expense of $0.4 million, stock-based compensation expense of $0.5 million and $0.4 million resulting from the change in fair value of the convertible note derivative liabilities. The change in our net operating assets and liabilities was due primarily to an increase in prepaid expenses and other current assets of $2.1 million primarily due to CRO payment timing, as well as by a decrease in accounts payable of $0.6 million.

Cash Flows from Investing Activities

Cash used in investing activities for the nine months ended September 30, 2019 was $101.7 million, primarily attributable to the purchases of short-term investments of $131.6 million, and partially offset by maturities of short-term investments of $30.0 million.

During the nine months ended September 30, 2018, there was no cash used in investing activities.

Cash Flows from Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2019 was $171.1 million and was related primarily to $95.5 million of proceeds from the sale of our common stock in our initial public offering, net of $7.2 million in underwriting discounts and commissions and partially offset by $2.4 million in payments of initial public offering costs, $74.8 million of net proceeds from the issuance of redeemable convertible preferred stock, as well as $3.1 million related to proceeds from the issuance of convertible notes.

Cash provided by financing activities for the nine months ended September 30, 2018 was $24.9 million and was related to $15.9 million of proceeds from the issuance of Series A redeemable convertible preferred stock, net of issuance costs and $9.0 million of proceeds from the issuance of convertible notes.

Future Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, in particular as we continue to advance our product candidates through clinical trials. In addition, we expect to incur additional costs associated with operating as a public company.

As of September 30, 2019, we had cash and cash equivalents and short-term investments of $161.6 million. Based on our current plans, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated operating and capital expenditure requirements through the first half of 2021.

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

•	the ongoing costs of operating as a public company.

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

Contractual Obligations and Other Commitments

The following table summarizes our outstanding contractual obligations as of payment due date by period at September 30, 2019.

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Operating lease commitments(1)	$1,728	$498	$1,016	$214	$—
Total	$1,728	$498	$1,016	$214	$—

(1)	Reflects payments due for our lease of office space in Boston, Massachusetts under an operating lease agreement that expires in February 2023.

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

We are also party to certain license and collaboration agreements with PureTech Health and Eli Lilly and Company. We have not included future payments under these agreements in the table of contractual obligations above since obligations under these agreements are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones, or royalties on net product sales. As of September 30, 2019, we were unable to estimate the timing or likelihood of achieving these milestones or generating future product sales.

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

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and nine months ended September 30, 2019 and 2018.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2019.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in Part II, Item 1A (Risk Factors) of our Quarterly Report on Form 10-Q, as amended, for the three months ended June 30, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

We received aggregate net proceeds from the offering of $93.0 million, after deducting underwriting discounts and commissions of $7.2 million and offering expenses of $2.4 million payable by us. None of the underwriting discounts and commissions or offering expenses were incurred or paid to directors or officers of ours or their associates or to persons owning 10% or more of our common stock or to any affiliates of ours.

As of September 30, 2019, we have invested the net proceeds from the offering in cash equivalents and short-term investments. There has been no material change in our planned use of the net proceeds from the offering as described in our prospectus dated June 28, 2019.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference, are filed or furnished as part of this Quarterly Report on Form 10‑Q.

Exhibit Number	Description

10.1#	Amended and Restated Employment Agreement, dated July 3, 2019, by and between Karuna Therapeutics, Inc. and Troy Ignelzi.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Indicates a management contract or any compensatory plan, contract or arrangement.

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

KARUNA THERAPEUTICS, INC.

Date: November 7, 2019	By:	/s/ Steven Paul, M.D.
Steven Paul, M.D.
Chief Executive Officer, President and Chairman (principal executive officer)

Date: November 7, 2019	By:	/s/ Troy Ignelzi
Troy Ignelzi
Chief Financial Officer (principal financial officer)