Form 10-K
period 2019-12-31
Karuna Therapeutics, Inc.
filed 2020-03-24
CIK 1771917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number: 001-38958

Karuna Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-0605902
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

33 Arch Street, Suite 3110 Boston, Massachusetts	02110 (Zip Code)
(Address of principal executive offices)

(857) 449-2244

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, $0.0001 Par Value	KRTX	The Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s common stock, $0.0001 par value per share, held by non-affiliates of the registrant, based on the last sale price of the Common Stock at the close of business on June 28, 2019, was $197.0 million. For purposes of foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant.

As of March 13, 2020, there were 26,082,710 shares of the registrant’s Common Stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2020 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2019, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Karuna Therapeutics, Inc.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of Karuna Therapeutics, Inc. contains or incorporates statements that constitute forward-looking statements within the meaning of the federal securities laws. Any express or implied statements that do not relate to historical or current facts or matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “seeks,” “endeavor,” “potential,” “continue” or the negative of these terms or other comparable terminology.

These forward-looking statements include, among other things, statements about:

•

the timing, progress and results of preclinical studies and clinical trials for KarXT in our current indications and other product candidates we may develop, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work and the period during which the results of the trials will become available;

•	our research and development plans, including our plans to explore the therapeutic potential of KarXT in additional indications;
•	our plans to develop and commercialize KarXT and other product candidates;
•	the timing of and our ability to obtain and maintain marketing approvals for our product candidates;
•	the rate and degree of market acceptance and clinical utility of any product candidates for which we receive marketing approval;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our intellectual property position and strategy;
•	our ability to identify additional product candidates with significant commercial potential;
•	our plans to enter into collaborations for the development and commercialization of product candidates;
•	the potential benefits of any future collaboration;
•	our expectations related to the use of proceeds from this offering;
•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•	our ability to raise additional capital in sufficient amounts or on terms acceptable to us;
•	our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;
•	developments relating to our competitors and our industry; and
•	the impact of government laws and regulations.

Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. You are urged to carefully review the disclosures we make concerning these risks and other factors that may affect our business and operating results under “Item 1A. Risk Factors” in this Annual Report on Form 10-K, as well as our other reports filed with the Securities and Exchange Commission. Any public statements or disclosures by us following this Annual Report on Form 10-K that modify or impact any of the forward-looking statements contained in this Annual Report on Form 10-K will be deemed to modify or supersede such statements in this Annual Report on Form 10-K. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. The Company does not intend, and undertakes no obligation, to update any forward-looking information to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events, unless required by law to do so.

PART I

Except where the context otherwise requires or where otherwise indicated, the terms “Karuna,” “we,” “us,” “our,” “our company,” “the company,” and “our business” refer to Karuna Therapeutics, Inc. and its consolidated subsidiary.

ITEM 1.	BUSINESS

Overview

We are an innovative clinical-stage biopharmaceutical company committed to developing novel therapies with the potential to transform the lives of people with disabling and potentially fatal neuropsychiatric disorders and pain. Our pipeline is built on the broad therapeutic potential of our lead product candidate, KarXT, an oral modulator of muscarinic receptors that are located both in the central nervous system, or CNS, and various peripheral tissues. KarXT is our proprietary product candidate that combines xanomeline, a novel muscarinic agonist, with trospium, an approved muscarinic antagonist, to preferentially stimulate muscarinic receptors in the CNS. We recently completed a Phase 2 clinical trial of KarXT for the treatment of acute psychosis in patients with schizophrenia, in which KarXT met the trial’s primary endpoint and was observed to be well tolerated. We are also developing KarXT as a potential treatment for dementia-related psychosis, or DRP, and pain. In the fourth quarter of 2019, we initiated two Phase 1b clinical trials of KarXT. One trial is evaluating the safety and tolerability of KarXT in healthy elderly volunteers in order to select the most appropriate dose for future KarXT trials to assess efficacy and safety in a DRP patient population. The second trial is evaluating the effect of KarXT on experimentally induced pain in healthy volunteers. We have assembled a team whose members have extensive expertise in the research, development and commercialization of numerous CNS agents, as well as deep familiarity with the biology of neuropsychiatric disorders, such as schizophrenia and DRP, including the role of muscarinic receptors in potential treatment of these diseases. We plan to leverage this expertise to develop a pipeline of product candidates targeting a broad range of psychiatric and neurological conditions.

Psychosis is a prominent and debilitating symptom that occurs in many neuropsychiatric disorders, including schizophrenia, dementia, bipolar disorder, major depressive disorder and inflammatory neurological diseases, such as multiple sclerosis. Patients with schizophrenia experience psychotic symptoms, also known as positive symptoms, such as hallucinations and delusions. Schizophrenia is a chronic disabling disorder that is typically diagnosed in the late teenage years or early adulthood and is characterized by recurring episodes of psychosis requiring long-term treatment with antipsychotic drugs in most patients. The World Health Organization ranks psychosis as the third-most disabling medical condition in the world. In 2017, an estimated 2.7 million Americans, or approximately 0.5% to 1.0% of the United States population, had schizophrenia. Dementia will affect an estimated 8.4 million in the United States in 2020 and including subtypes of patients suffering from Alzheimer’s disease, dementia with Lewy Body, Vascular dementia, frontotemporal dementia and Parkinson’s disease dementia. Alzheimer’s disease, or AD, is the most prevalent cause of dementia, accounting for an estimated 60% to 80% of all cases. DRP rates vary by dementia subtype, and it is estimated that up to 50% of patients with AD in the United States experience psychosis at some point during the course of their disease, which often leads to institutional care in a hospital or nursing home.

Worldwide sales of antipsychotic drugs exceeded $11 billion in 2015 and are expected to exceed $14 billion by 2025, despite a highly generic market. Several branded market-leading antipsychotic medicines have each achieved worldwide annual sales in excess of $5 billion. Despite the large number of antipsychotic drugs developed over the last 20 years, current medicines have undergone only modest innovation relative to first generation drugs developed in the 1950s. In many patients, current antipsychotics are hampered by modest efficacy and significant side effects. At least half of patients fail to adequately respond to antipsychotic drugs. Additionally, in many patients, these treatments are associated with severe side effects including sedation, extrapyramidal side effects, such as motor rigidity, tremors and slurred speech, and significant weight gain resulting in the complications of diabetes, hyperlipidemia, hypertension and cardiovascular disease. The clinical benefit of current antipsychotics is further limited by poor adherence. In a 1,493-patient clinical trial funded by the National Institutes of Health, approximately 75% of patients reported discontinuing their antipsychotic medication within 18 months of starting treatment.

Current antipsychotic treatments work primarily by inhibiting D2 dopamine receptors and frequently 5HT-2A serotonin receptors and are often used by physicians to address a wide range of disorders in addition to schizophrenia, including bipolar disorder and psychotic depression, as well as psychosis and agitation in elderly patients with dementia. Muscarinic receptor agonists emerged in the 1990s as a potential alternative approach for treating psychosis. There are five distinct muscarinic receptors, M1 through M5, which are found in the brain as well as various peripheral tissues. The link between muscarinic receptor stimulation in the CNS, particularly stimulation of M1 and M4 receptors, and the reduction of psychotic symptoms and cognitive impairment, has been well studied and is supported by data from preclinical studies and two third-party clinical trials published in peer reviewed journals. However, the successful development of a therapeutic agent targeting muscarinic receptors has been limited by undesirable side effects that are believed to arise primarily as a result of stimulation of muscarinic receptors in peripheral tissues. We believe a therapeutic agent that can preferentially target and stimulate muscarinic receptors in the CNS, but not in peripheral tissues, has the potential to treat psychosis in schizophrenia and DRP, including the associated agitation in patients with DRP. We also believe the preferential stimulation of M1 and M4 muscarinic receptors in the CNS may address the negative symptoms of schizophrenia, such as apathy, reduced social drive and loss of motivation, as well as cognitive deficits in working memory and attention, all of which currently lack any approved treatments. This approach has the potential to produce a differentiated therapy relative to current D2 dopamine and 5HT-2A serotonin receptor-based antipsychotic drugs and to beneficially impact the lives of millions of patients with schizophrenia and other psychotic and cognitive disorders.

We are initially developing our lead product candidate, KarXT, for the treatment of acute psychosis in patients with schizophrenia. KarXT combines xanomeline, a muscarinic receptor agonist that preferentially stimulates M1 and M4 muscarinic receptors, and trospium, an approved muscarinic receptor antagonist that does not measurably cross the blood-brain barrier, confining its effects to peripheral tissues. M1 and M4 muscarinic receptors are the receptor subtypes believed to mediate the antipsychotic, procognitive and analgesic effects of xanomeline and other muscarinic agonists. Results from preclinical studies and clinical trials conducted by third parties support the hypothesis that xanomeline can reduce psychosis and improve cognition. Like all muscarinic receptor agonists studied to date, however, xanomeline’s tolerability has been limited by side effects arising from muscarinic receptor stimulation in peripheral tissues, leading to nausea, vomiting, diarrhea and increased salivation and sweating, collectively referred to as cholinergic adverse events. Trospium is a muscarinic receptor antagonist approved in the United States and Europe for the treatment of overactive bladder that inhibits all five muscarinic receptor subtypes in peripheral tissues. We believe that a combination therapy of xanomeline and trospium has the potential to preferentially stimulate M1 and M4 muscarinic receptors in the brain without stimulating muscarinic receptors in peripheral tissues in order to achieve meaningful therapeutic benefit in patients with psychotic and cognitive disorders.

In our initial Phase 1 clinical trial, we observed that in healthy volunteers the combination of xanomeline and trospium was associated with 46% fewer cholinergic adverse events as compared to xanomeline administered with placebo. Additionally, we have completed a randomized, double-blind, placebo-controlled multiple ascending dose Phase 1 clinical trial in healthy volunteers, in which we examined various doses of our proprietary KarXT co-formulation and determined the dosing to be further examined in our recently completed Phase 2 clinical trial. Our Phase 2 clinical trial was designed to assess the safety and efficacy of KarXT in patients with schizophrenia experiencing acute psychosis. In this trial, KarXT demonstrated a statistically significant (p<0.0001) and clinically meaningful reduction in Positive and Negative Syndrome Scale, or PANSS, scores over placebo. KarXT was observed to be well tolerated. Cholinergic adverse events were mild or moderate in severity and did not lead to any discontinuations. We intend to hold an End-of-Phase 2 meeting with the FDA in the second quarter of 2020 to discuss our planned Phase 3 clinical trial development plan. Subject to FDA feedback, we anticipate initiating a Phase 3 clinical trial for the treatment of psychosis in patients with schizophrenia by the end of 2020. Based on our clinical data with KarXT and third-party published clinical data with xanomeline, we believe that KarXT has the potential to have therapeutic benefit in multiple CNS disorders, including the treatment of positive, negative and cognitive symptoms of schizophrenia and psychosis, as well as agitation associated with AD and other forms of dementia. In December 2019, we initiated a Phase 1b clinical trial to assess the safety and tolerability of KarXT in healthy elderly volunteers in order to select the most appropriate dose for future KarXT trials to assess efficacy and safety in a DRP population, and expect topline results from this trial in the second half of 2020. In addition, we believe published third-party preclinical data support the development of KarXT as a novel non-opioid therapeutic for various forms of post-operative, inflammatory and neuropathic pain. As such, we initiated a Phase 1b clinical trial in healthy volunteers for the treatment of experimentally induced pain in December 2019 and expect topline results from this trial in mid-2020.

Our co-founder and Chief Operating Officer, Andrew Miller, Ph.D., was responsible for identifying, developing and testing the initial hypothesis supporting a combination of xanomeline and trospium. We have since assembled a team of employees and advisors who have expertise and extensive experience in developing psychiatric and neurological drugs, including several former scientists at Eli Lilly and Company, or Eli Lilly, who were actively involved in xanomeline’s initial development. Steven Paul, M.D., our Chief Executive Officer, President and Chairman, was formerly the Executive Vice President for Science and Technology and President of the Lilly Research Laboratories at Eli Lilly, where he helped develop the antipsychotic drug Zyprexa and the antidepressant Cymbalta. Dr. Paul was the senior author of the initial publication evaluating xanomeline’s effects in treating psychosis and agitation in patients with AD. Stephen Brannan, M.D., our Chief Medical Officer, was previously the Therapeutic Head of Neuroscience at Takeda Pharmaceutical Company Ltd. Alan Breier, M.D., our Chief Clinical Advisor and Chair of our Scientific Advisory Board, was previously Chief Medical Officer at Eli Lilly.

Pipeline

We are advancing a pipeline of therapeutic programs to address the positive, negative and cognitive symptoms associated with schizophrenia and DRP, as well as various forms of pain. We are leveraging our expertise and experience to explore the development of KarXT for additional CNS disorders, as well as advance other muscarinic-targeted drug candidates.

Muscarinic Receptor Biology in the Nervous System

Neurotransmitters are chemical messengers secreted by neurons, or nerve cells, to facilitate information flow and communication with other cells, such as muscle or similar nerve cells, in both the central and peripheral nervous systems. As a result, stimulating or inhibiting neurotransmission can have a profound effect on the overall function of an organism. There are many identified neurotransmitters with a variety of structures and functions. One of the key neurotransmitters in the brain is acetylcholine, for which there are two different receptor classes: ion channel-gated nicotinic receptors, and G protein-coupled muscarinic receptors. Within the muscarinic receptor family, there are five subtypes, M1 through M5, all of which are expressed in the brain and in peripheral tissues.

Muscarinic receptors serve a number of key physiological roles including in cognitive, behavioral, sensory, motor and autonomic processes. Disruption of muscarinic receptor signaling is believed to contribute to psychosis and cognitive impairment in a wide variety of diseases, including schizophrenia and AD. Conversely, third-party preclinical and clinical data suggest that the enhancement of muscarinic receptor signaling leads to improvement in these same symptoms. M1 and M4 muscarinic receptors in particular have been reported to be under-expressed in the brains of patients with schizophrenia. In animal behavioral models, drug candidates that selectively stimulated M1 and M4 muscarinic receptors have demonstrated improvements in psychosis and cognition. Third-party clinical data suggest that stimulation of M1 and M4 muscarinic receptors may similarly be therapeutically beneficial for the treatment of patients with these symptoms. Conversely, inhibition of these receptors has been observed to disrupt memory and cognition, as well as to exacerbate psychosis in patients with schizophrenia.

Muscarinic receptors are also believed to play an important role in processing the sensation of pain. In particular, muscarinic receptors are abundant in pain centers of the brain, and the stimulation of M1, M2 and M4 muscarinic receptors has been associated with analgesia and the suppression of painful stimuli in a variety of acute, inflammatory and neuropathic animal models of pain.

The stimulation of muscarinic receptors in peripheral tissues can have significant physiological consequences. In peripheral tissues, such as the gastrointestinal and genitourinary tracts, and salivary and sweat glands, M2 and M3 muscarinic receptors are prominently expressed and have specialized functions. In the gastrointestinal tract, muscarinic receptors play a significant role in regulating gastrointestinal motility. Dosing with agonists that stimulate these muscarinic receptors can lead to diarrhea and increased motility, while dosing with muscarinic antagonists can lead to constipation and decreased motility. In the bladder, stimulation or inhibition of muscarinic receptors modulates bladder contraction leading to increases or decreases in urinary frequency, respectively. Similarly, stimulation of muscarinic receptors in salivary glands and sweat glands can lead to increased salivation and sweating, respectively.

Background and Rationale For KarXT

We have designed our lead product candidate, KarXT, to preferentially stimulate M1 and M4 receptors in the brain, without stimulating muscarinic receptors in peripheral tissues outside the CNS. We assessed the potential of over 7,000 possible combinations of muscarinic receptor agonists and antagonists to find an optimized combination that could preferentially stimulate muscarinic receptors in the CNS to improve the symptoms of psychosis, while avoiding stimulation of muscarinic receptors in the peripheral tissues and the associated side effects. As a result of our research, we identified xanomeline and trospium as the most promising pairing for development. Trospium is a potent and effective muscarinic receptor antagonist that does not measurably cross the blood-brain barrier, confining its effects to peripheral tissues. We believe that the combination of xanomeline, a centrally-acting muscarinic agonist, and trospium, a peripherally-acting muscarinic antagonist, will have the therapeutic benefits of xanomeline but with markedly reduced side effects. Based on our clinical data with KarXT, either co-administered or co-formulated, and clinical data of xanomeline published by third parties, we believe that KarXT has potential therapeutic benefit in multiple CNS disorders, including the treatment of the positive, negative and cognitive symptoms of schizophrenia, psychosis and agitation associated with dementia, including AD, and as a novel non-opioid therapeutic for various forms of post-operative, inflammatory and neuropathic pain.

Xanomeline Background

Xanomeline as a treatment for psychosis and related neuropsychiatric disorders has been examined in clinicals trials enrolling over 1,000 subjects or patients conducted by us and third parties, with 68 patients being dosed for at least one year and a maximum treatment duration of almost four years. We believe that the results from these clinical trials, as well as results from numerous preclinical studies, supports the further development of xanomeline, in the form of KarXT, as an antipsychotic and procognitive therapeutic agent.

Xanomeline for the Treatment of Psychotic Symptoms and Agitation in AD

Eli Lilly conducted a 343-patient, randomized, double-blind, placebo-controlled Phase 2 clinical trial of xanomeline in patients with mild to moderate AD, administering up to 225 mg of xanomeline daily (75 mg three times a day, or TID), for 24 weeks. In this clinical trial, 87 patients received placebo, while 85, 83 and 87 patients received 75-150-225 mg xanomeline, respectively. One patient who entered the trial was assigned a group but never received study drug or placebo. As shown in the figure below, patients on xanomeline were observed to have dose-dependent decreases in multiple psychotic symptoms and related behaviors, including hallucinations, delusions and agitation, as compared to patients on placebo. For instance, one of the 17 patients (6%) in the placebo arm who presented with hallucinations at baseline had a remission of symptoms while receiving treatment, compared to nine of the 17 patients (53%) in the high-dose xanomeline arm (p=0.003). These responses were seen as early as two to three weeks after commencement of dosing with xanomeline. Xanomeline was also observed to reduce the emergence of psychotic symptoms over the course of the six-month trial in patients who did not have psychotic symptoms at the initiation of the trial. For example, 32% of patients in the placebo arm developed delusions during the trial compared to only 7% in the high-dose xanomeline treatment arm (p=0.001). A dose-response analysis across the 75-150-225 mg xanomeline dose levels reported increasing effects of xanomeline for several symptoms (P<0.05), suggesting that exploration of xanomeline doses above 75 mg TID has the potential for additional therapeutic benefits.

Effects of Xanomeline on Psychotic and Related Behavioral Symptoms in AD

p-value represents the comparison of the 225 mg xanomeline arm compared to placebo and, in the case of the p-value in parenthesis, the dose-response analysis.

Effects of Xanomeline on Emergence of Psychosis and Related Behaviors in AD Over Six Months

p-value represents the comparison of the 225 mg xanomeline arm compared to placebo and, in the case of the p-value in parenthesis, the dose-response analysis.

In this same trial, cognitive symptoms of patients with AD treated with xanomeline also showed improvements compared to placebo as measured by both the ADAS-Cog and the CIBIC+, suggesting that xanomeline may also improve cognition. The Alzheimer’s Disease Assessment Scale-Cognitive Subscale, or ADAS-Cog, is one of the most frequently used tests to measure cognition while the Clinician Interview-Based Impression of Change plus caregiver interview, or CIBIC+, examines disease severity and changes in behavior, cognition and overall function on a scale of 1 to 7, where 1 means markedly improved and 7 means markedly worse. There were high rates of patient discontinuation in the mid-dose (48%) and high-dose (59%) xanomeline cohorts driven in part by side effects, compared to discontinuation rates of 35% and 19% for the placebo and low-dose xanomeline groups, respectively. This high discontinuation rate led to a substantial reduction of statistical power in this trial. Despite this reduction in statistical power, patients in the mid-dose cohort showed a statistically significant benefit on the CIBIC+ as compared to placebo (p=0.02, 4.11 vs. 4.34, respectively). An analysis of patients who completed the trial identified a mean benefit of 2.84 units on the ADAS-Cog for the 225 mg xanomeline arm over placebo (p<0.05), which is similar to the effect seen with donepezil, an approved treatment for the cognitive impairment associated with AD.

Xanomeline for the Treatment of Psychotic Symptoms in Schizophrenia

A randomized, double-blind, placebo-controlled, small Phase 2 trial of xanomeline was conducted in 20 patients with schizophrenia with acute psychosis, as a collaboration between Eli Lilly and the Indiana University School of Medicine. This monotherapy trial used the Positive and Negative Syndrome Scale, or PANSS, as a primary endpoint. The PANSS is a set of measurements used for evaluating symptom severity in patients with schizophrenia and the change in PANSS score has been used as the primary endpoint in many registrational trials of antipsychotic medicines. As depicted in the figure below, a clinically meaningful and statistically significant 24-point PANSS score difference was observed between xanomeline and placebo after 18 days of treatment, which was the pre-specified analysis time point. By comparison, meta-analyses of published clinicals trials of currently approved antipsychotic medicines report an average difference of nine to ten points in PANSS score versus placebo. Historically, changes as small as five points have supported the approval of current antipsychotics. While this xanomeline trial was designed primarily to evaluate changes in positive symptoms, a six-point improvement in negative symptoms, as measured by the PANSS-negative subscale, was also observed in patients treated with xanomeline as compared to placebo. Improvements in cognitive symptoms including list learning (p<0.05), story recall (p<0.01), delayed memory (p<0.05) and digit span tests were also observed in patients treated with xanomeline as compared to placebo.

Effects of Xanomeline on Psychotic Symptoms in Patients with Schizophrenia

Effects of Xanomeline on Cognition in Patients with Schizophrenia

Limitations of Xanomeline

Despite xanomeline’s promising therapeutic benefit in treating psychosis and related behavioral symptoms in patients with schizophrenia and AD, its potential has been limited by cholinergic side effects, which are believed to result from the stimulation of muscarinic receptors in peripheral tissues. These side effects led to a 59% dropout rate in the high-dose xanomeline group compared to 35% on placebo in Eli Lilly’s six-month AD trial. Syncope, which is a temporary loss of consciousness, was observed in the AD trial (12.6% on high dose xanomeline versus 4.6% on placebo), but not in the schizophrenia trial, in which patients are generally much younger than patients in the AD trial and therefore less prone to syncope. Xanomeline treatment was also associated with transient increases in heart rate and liver function tests, both of which returned to baseline with continued treatment. Electrocardiograms showed no meaningful changes in cardiac conductivity, including QTc interval.

Our KarXT Programs

We specifically designed KarXT, a proprietary combination of xanomeline and trospium, to unlock the therapeutic potential of xanomeline by overcoming its limiting side effects resulting from the stimulation of muscarinic receptors in peripheral tissues. We believe that the results of two third-party, randomized, double-blind, placebo-controlled clinical trials of xanomeline, as well as the results of a wide variety of preclinical studies conducted by third parties, support the further development of xanomeline, in the form of KarXT, as an antipsychotic and procognitive therapeutic agent. We selected trospium to counteract xanomeline’s undesirable peripheral side effects for a number of reasons, but importantly because trospium does not measurably cross the blood-brain barrier and therefore would not be expected to negate the therapeutic benefits of xanomeline in the CNS. Trospium is generically available in the United States and European Union for the treatment of overactive bladder and is well-tolerated with limited side effects, that include dry mouth and constipation. Since xanomeline and trospium compete for the same muscarinic receptors in peripheral tissues, but with opposing effects, we believe their combination has the potential to reduce the cholinergic side effects of xanomeline. We believe that there are no overlaps in the drug metabolism pathways of xanomeline and trospium and therefore we do not anticipate any significant adverse drug-drug interactions with the combination. Our Phase 1 clinical trial data suggests that each of xanomeline and trospium do not affect the other’s pharmacokinetics or systemic exposure.

We believe that the novel mechanism of KarXT has the potential to provide meaningfully better outcomes for patients suffering from schizophrenia and other neuropsychiatric conditions without the debilitating side effects of current D2 dopamine receptor-based therapies, including sedation, extrapyramidal side effects, such as motor rigidity, tremors and slurred speech, and significant weight gain resulting in the complications of diabetes, hyperlipidemia, hypertension and cardiovascular disease. We obtained an exclusive license to xanomeline from Eli Lilly along with a large database of preclinical and clinical data generated by Eli Lilly supporting xanomeline’s development. Our team of employees and advisors includes several former scientists at Eli Lilly who were actively involved in xanomeline’s preclinical and clinical development to help us advance the development of KarXT.

Proof of Concept of KarXT

Phase 1 Clinical Trials

We observed KarXT’s ability to ameliorate the side effects of xanomeline in our randomized, double-blind, placebo-controlled, Phase 1 clinical trial in 70 healthy volunteers conducted under our investigational new drug application. In this trial, we compared the tolerability profile and pharmacokinetics of xanomeline administered with placebo against KarXT co-administered as xanomeline in combination with trospium. Volunteers in this trial first received 40 mg (20 mg twice a day, or BID) of either trospium or placebo for two days, and then received 225 mg of xanomeline (75 mg TID) in addition to their existing regimen of trospium or placebo for seven days. We selected the 225-mg (75 mg TID) dose for evaluation in our trial due to the results of this dose in Eli Lilly’s schizophrenia and AD trials of xanomeline. As depicted in the table below, we observed that the addition of trospium to xanomeline was associated with clinically meaningful reductions in the rate of the most common treatment-emergent cholinergic adverse events, or ChAEs, than reported with xanomeline plus placebo, including nausea, vomiting, diarrhea and excess sweating and salivation. The overall ChAE rate was 64% on xanomeline plus placebo compared to 34% on KarXT (p=0.016). The rate of ChAEs for volunteers receiving KarXT (34%) was similar to the rate observed in volunteers receiving placebo during the lead-in period (32%), suggesting that the tolerability of KarXT was more similar to the placebo lead-in period than to treatment with xanomeline plus placebo.

ChAE Incidence Rates	Xanomeline+ placebo N=33	KarXT N=35	% Reduction in Incidence Rates
Any Cholinergic AE (p=0.016)	64%	34%	46%
Nausea	24%	17%	29%
Vomiting	15%	6%	62%
Diarrhea	21%	6%	73%
Sweating	49%	20%	59%
Salivation	36%	26%	29%

We observed no meaningful differences between the KarXT and xanomeline plus placebo treatment groups in heart rate, blood pressure or any electrocardiogram parameters. Only one volunteer discontinued treatment due to treatment emergent adverse events in the KarXT arm, and this discontinuation was voluntary, not at the discretion of the investigator. Two episodes of syncope were observed on xanomeline plus placebo while none were observed with KarXT. We did not observe syncope in the KarXT arm of this trial (or in any other subject treated with KarXT in any of our trials, representing over 140 patients). Rates of postural dizziness were reduced by approximately 57% in patients treated with KarXT as compared to patients treated with xanomeline plus placebo. Overall, we considered treatment with xanomeline 225 mg combined with trospium 40 mg administered over seven days to be well-tolerated.

Phase 1 Multiple Ascending Dose Clinical Trial

We have also completed a randomized, double-blind, placebo-controlled multiple ascending dose Phase 1 clinical trial of KarXT. This trial evaluated BID dosing of our proprietary KarXT co-formulation containing fixed ratios of xanomeline and trospium, rather than the TID dosing previously used with xanomeline. We designed our Phase 1 clinical trial based on the improved tolerability of KarXT over xanomeline plus placebo observed in our prior Phase 1 clinical trial and the dose-dependent clinical activity observed in the Eli Lilly AD trial of xanomeline. In particular, Eli Lilly observed that the antipsychotic effect of xanomeline improved when the dose was increased from 25 mg to 50 mg to 75 mg, all administered TID, suggesting that the dose response may extend beyond 75 mg TID and that doses of xanomeline higher than 75 mg TID may lead to additional therapeutic benefit. Based on these observations, we set out to (i) test our co-formulation using BID dosing, (ii) explore higher doses of xanomeline and (iii) optimize the ratio of xanomeline and trospium. Healthy volunteers enrolled in this trial received 50 mg of xanomeline plus 20 mg of trospium (50/20 mg) both BID, on days one and two. From days three to seven, volunteers received BID doses of xanomeline and trospium in ratios of either 100/20 mg, 125/40 mg, 150/20 mg or 150/40 mg (xanomeline/trospium) in different dosing cohorts. The trial was designed to randomize up to 24 volunteers in each of the four cohorts, with a 3:1 randomization of KarXT to placebo.

In this trial, administration of KarXT co-formulation provided robust xanomeline and trospium exposures as measured by plasma levels. In particular, KarXT containing xanomeline 100 mg BID provided drug exposures equivalent to, or higher than, 75 mg of xanomeline TID when administered alone. KarXT was also well-tolerated in volunteers at dose levels of 100 mg and 125 mg of xanomeline BID when paired with 20 mg and 40 mg of trospium, respectively.

Eighteen volunteers received KarXT in the 100/20 mg cohort. In this group, 16 volunteers experienced either no ChAEs (n=11; 61%) or mild, transient ChAEs (n=5; 28%). The majority of ChAEs were reported for less than one hour over the seven days of treatment and the longest duration reported was a total of 15 hours over the course of treatment. Two volunteers (11%) experienced transient ChAEs that were rated as moderate, with the longest ChAE lasting a total of approximately 11 hours over the course of treatment. Given the transient and generally mild nature of the ChAEs, we considered the 100/20 mg dose level of KarXT well tolerated. Eighteen volunteers were given the 125/40 mg dose level of KarXT, of which 11 volunteers (61%) reported no ChAEs and seven volunteers (39%) reported mild, transient ChAEs. These mild ChAEs lasted less than three hours over the course of the seven-day treatment period. The increased dose of trospium (40 mg BID) was associated with reports of mild anticholinergic adverse events, including dry mouth, constipation, blurred vision and urinary hesitancy, suggesting a decreased trospium dose level may be more appropriate to pair with 125 mg BID of xanomeline. Xanomeline doses of 150 mg in KarXT led to increased reporting of moderate ChAEs and were therefore less well-tolerated than either the 100 or 125 mg xanomeline doses.

In this Phase 1 clinical trial, we observed that KarXT doses containing either 100 mg or 125 mg of xanomeline administered BID were well-tolerated when paired with trospium. Importantly, the 100 mg BID dose level administered in our co-formulation provided blood exposures equal to or greater than those observed by us and Eli Lilly with 75 mg TID xanomeline, which was observed to have beneficial effects on psychosis and cognition in both schizophrenia and AD. While a minority of patients still experienced ChAEs, these were predominately mild and transient in nature. We believe this tolerability profile has the potential to provide a substantial improvement over current antipsychotic medicines, which are often not tested at therapeutic doses in healthy volunteers due to their poor tolerability. Based on the results of this trial, we identified 100/20 mg and 125/30 mg BID as the doses and ratios of xanomeline to trospium to evaluate in our Phase 2 clinical trial of KarXT for acute psychosis in patients with schizophrenia.

We submitted an Investigational New Drug application to the U.S. Food and Drug Administration, or the FDA, for KarXT for the treatment of schizophrenia, which went into effect in August 2016.

KarXT for the Treatment of Acute Psychosis in Patients with Schizophrenia

Schizophrenia is a chronic, severe and disabling brain disorder. In 2017, an estimated 2.7 million Americans, or approximately 0.5% to 1.0% of the U.S. population, had schizophrenia. Worldwide, it is estimated that schizophrenia affects over 21 million people. People with schizophrenia have a 10 to 15-year reduction in life expectancy compared to the general population, struggle to maintain employment or live independently and are often unable to maintain meaningful interpersonal relationships.

Psychosis is a prominent and debilitating symptom that occurs in schizophrenia. Psychotic symptoms, also known as positive symptoms, include hallucinations and delusions. Patients with schizophrenia also experience negative symptoms, such as apathy, reduced social drive, loss of motivation and lack of social interest. Schizophrenia is also often associated with significant cognitive impairment, which further limits a patient’s ability to be gainfully employed and maintain relationships.

Worldwide sales of antipsychotic drugs exceeded $11 billion in 2015 and are expected to exceed $14 billion by 2025, despite a highly generic market. Several branded market leading antipsychotic medicines have each achieved worldwide annual sales in excess of $5 billion. Despite the large number of antipsychotic drugs developed over the last 20 years, current medicines have undergone only modest innovation relative to first generation drugs developed in the 1950s.

Current antipsychotics have modest efficacy in many patients and significant side effects. At least half of patients fail to adequately respond to current antipsychotic drugs. Additionally, current treatments are often associated with severe side effects, including sedation, extrapyramidal side effects such as motor rigidity, tremors and slurred speech, and significant weight gain resulting in the complications of diabetes, hyperlipidemia, hypertension and cardiovascular disease. The clinical benefit of current antipsychotics is further limited by poor adherence. In a 1,493-patient clinical trial funded by the National Institutes of Health, approximately 75% of patients reported discontinuing their antipsychotic medication within 18 months of starting treatment.

Current antipsychotic treatments work primarily by inhibiting D2 dopamine receptors and are often used by physicians to address a wide range of disorders in addition to schizophrenia, including bipolar disorder and psychotic depression, as well as psychosis and agitation in elderly patients with dementia. These treatments are approved for the treatment of positive symptoms of schizophrenia, such as hallucinations and delusions, but there are no approved therapies for the treatment of negative and cognitive symptoms of schizophrenia. We believe there is a substantial need for a new antipsychotic drug that has an improved efficacy and side effect profile, and for a drug that can treat the negative and cognitive symptoms of the disease.

The regulatory requirements, including clinical trial design and primary endpoints, for approval of antipsychotic drugs for this indication are well understood and defined. Similarly, third-party clinical trial operators and contract research organizations have extensive experience conducting drug trials in schizophrenia. Finally, patients with schizophrenia in clinical trials are generally younger than patients suffering psychosis from other CNS disorders such as DRP, which reduces the risk of comorbidities, and patients with schizophrenia also tend to have higher drug tolerability due to their prior treatment with antipsychotic drugs. We believe that these factors will help us to efficiently progress KarXT in this indication.

Our Phase 2 Clinical Trial for the Treatment of Acute Psychosis

In September 2018, we initiated a multi-site, double-blind, placebo-controlled, five-week, inpatient Phase 2 clinical trial of KarXT in patients with schizophrenia with acute psychosis. We enrolled 182 patients in this trial and patients were randomized 1:1 to receive either KarXT or placebo. Patients were washed out of any existing antipsychotic medications before entering the five-week active treatment or placebo phase. After the wash-out period, patients began with either placebo or KarXT containing 50 mg xanomeline and 20 mg trospium (50/20 mg) BID. Patients receiving KarXT then increased their dose to 100/20 mg BID on day three and then physicians had the option to escalate to 125/30 mg BID starting on day eight if the 100/20 mg BID dose was well-tolerated. The primary endpoint in this trial was the change from baseline in PANSS total scores for KarXT versus placebo treated patients at week five. Our trial had the same fundamental design and primary endpoint as the previous xanomeline trial in psychosis in schizophrenia, which is also the design that has been used in pivotal trials for several currently approved antipsychotic medicines. Additional endpoints of our trial included changes in PANSS Marder Factor score (including the negative symptom factor), a cognitive battery and the clinical global impression (CGI-S).

In November 2019, we announced topline results from our Phase 2 clinical trial of KarXT for the treatment of acute psychosis in patients with schizophrenia, in which KarXT met the trial’s primary endpoint with a statistically significant (p<0.0001) and clinically meaningful 11.6 point mean reduction in total PANSS scores over placebo at week 5 (-17.4 KarXT vs. -5.9 placebo). We also observed a statistically significant 3.2 point mean reduction from baseline in the PANSS-positive subscale (-5.6 KarXT v. -2.4 placebo) and a statistically significant 2.3 point mean reduction from baseline in the PANSS-negative subscale (-3.2 KarXT v. -0.9 placebo) at week five (p<0.0001 and p<0.001, respectively). The total PANSS, PANSS-positive subscale, and the PANSS-negative subscale had statistically significant separation at every assessment throughout the trial.

In addition, we analyzed additional pre-specified secondary endpoints, including PANSS-Marder factor score, change in CGI-S and percentage of CGI-S responders, defined as a CGI-S rating of either 1 or 2 at week five. We observed a statistically significant 2.5 point mean reduction from baseline in the PANSS Marder factor score (-3.9 KarXT v. -1.3 placebo) at week five (p<0.001). The PANSS Marder factor score had statistically significant separation at every assessment point through the trial. We also observed statistically significant improvement in CGI-S over placebo at week five (p<0.001). A 4:1 ratio of CGI-S responders (5.6% KarXT v. 1.4% placebo) was also observed, however this result was not statistically significant (p=0.151).

Effect of KarXT on Total PANSS

Effect of KarXT on Positive PANSS

Effect of KarXT on Negative PANSS

Effect of KarXT on PANSS Marder factor

CGI-S distribution at baseline

1 = normal, 2 = borderline ill, 3 = mildly ill, 4 = moderately ill, 5 = markedly ill, 6 = severely ill, 7 = extremely ill

CGI-S distribution at week 5

1 = normal, 2 = borderline ill, 3 = mildly ill, 4 = moderately ill, 5 = markedly ill, 6 = severely ill, 7 = extremely ill

KarXT was observed to be well tolerated in this Phase 2 trial. The overall discontinuation rate in the KarXT treatment arm was similar to placebo (20% on KarXT vs. 21% on placebo) and the number of discontinuations due to treatment emergent adverse events was equal in the two arms (n=2 on KarXT and n=2 on placebo). No patients discontinued treatment due to cholinergic adverse events in either arm of the study. 91% of patients treated with KarXT escalated to the high dose of KarXT as part of the flexible dose design, where the choice to escalate was made by the site physician based on the tolerability of KarXT on an individual patient basis. 97% of placebo patients were dose escalated. There was also the option to de-escalate back to 100/20 mg BID KarXT dose if any tolerability issues emerged, and only 4% of patients were de-escalated in the KarXT arm compared to 1% on placebo.

The overall treatment emergent adverse event rate was 54% on KarXT and 43% on placebo. Occurrences of drowsiness, extrapyramidal side effects, such as tremors or slurred speech, or weight gain, which are adverse effects generally associated with current antipsychotic drugs, were similar to placebo. The most common adverse events were constipation, nausea, dry mouth, abdominal discomfort, and vomiting, all of which were mild or moderate in severity. There was no syncope, and there was no mean change in blood pressure. One patient in the KarXT group discontinued due to elevated gamma-glutamyl transferase. There was a 5.5 beats per minute peak mean placebo adjusted resting heart rate increase in the KarXT group, with a downward trend after week 2. One serious adverse event was observed in the KarXT treatment group, in which a patient discontinued and sought hospital care for worsening psychosis, meeting the regulatory definition of serious adverse event. The clinical trial administrator was not able to rule out that the serious adverse event was drug related, and as such, the serious adverse event was classified as being “possibly-drug related.” All other treatment emergent adverse events were mild or moderate.

Our Planned Clinical Trials for the Treatment of Acute Psychosis

We plan to initiate a Phase 3 clinical trial assessing KarXT for the treatment of acute psychosis in schizophrenia. We intend to hold an End-of-Phase 2 meeting with the FDA in the second quarter of 2020 to discuss our planned Phase 3 clinical trial development plan. Subject to FDA feedback, we expect to initiate a Phase 3 clinical trial for the treatment of psychosis in patients with schizophrenia by the end of 2020, with a trial design that is substantially similar to that of our recently completed Phase 2 trial.

Our Planned Clinical Trials for the Negative and Cognitive Symptoms of Schizophrenia

We plan to utilize the data from our Phase 2 clinical trial of KarXT for the treatment of psychosis in schizophrenia to help us guide KarXT’s future development for negative and cognitive symptoms of schizophrenia, for which there are currently no approved treatments. We anticipate initiating a Phase 1b clinical trial to assess the safety and tolerability of KarXT for the treatment of the cognitive symptoms and negative symptoms in the first half of 2020.

KarXT for the Treatment of Dementia-Related Psychosis

Approximately 8.4 million people in the United States are living with dementia of which approximately 40% are diagnosed with the disease. The prevalence of psychosis in diagnosed dementia patients varies by dementia subtypes between 10% and 70% and in total an estimated 1.2 million dementia patients exhibit psychiatric symptoms. Patients with DRP share many characteristics and often exhibit similar psychiatric symptoms irrespective of their underlying neurodegenerative disease. AD is the most common form of dementia and represents between 60% and 80% of dementia patients. AD is an irreversible, progressive neurodegenerative brain disorder that slowly destroys memory and cognition and, eventually, the ability to carry out even the simplest of tasks. In the large and growing AD population, up to 50% of patients will experience psychosis and related behavioral symptoms at some point during the course of their disease, which often leads to institutional care in a hospital or nursing home. Based on third-party clinical trials with xanomeline and xanomeline’s mechanisms of action, we believe KarXT has therapeutic potential to treat DRP. To date, the FDA has not approved any drug to treat the psychotic or behavioral symptoms of DRP. As symptoms progress and become more severe, physicians often resort to off-label use of antipsychotic medications to treat these patients. Current antipsychotic drugs are associated with a number of side effects including potentially irreversible movement disorders, weight gain, metabolic dysfunction and sedation, which can be more problematic in elderly patients with DRP. In addition, antipsychotic drugs all have a “boxed warning” for increased mortality in the elderly and may exacerbate the cognitive impairment associated with DRP. Accordingly, there remains a large unmet medical need in psychosis and the associated behavioral symptoms of patients with DRP.

Our Phase 1b Healthy Elderly Volunteer Clinical Trial

Based on Eli Lilly’s Phase 2 clinical trial of xanomeline in patients with AD, and the improved tolerability profile of KarXT as compared to xanomeline, in December 2019, we initiated a Phase 1b clinical trial to assess the safety and tolerability of KarXT in healthy elderly volunteers in order to select the most appropriate dose for future KarXT trials to assess efficacy and safety in a DRP patient population. We expect topline results of this study in the second half of 2020. Previously, xanomeline-alone was studied in an Alzheimer’s disease population with psychotic symptoms and demonstrated a dose-dependent therapeutic benefit on psychotic symptoms. We intend to use the data from our Phase 1b healthy elderly volunteer trial, in conjunction with the data collected in our Phase 2 clinical trial for the treatment of acute psychosis in schizophrenia to inform our future trials in DRP.

KarXT for Pain

A substantial body of literature shows that muscarinic receptor agonists inhibit the response to painful stimuli in a diverse set of animal pain models that are designed to be representative of post-operative, inflammatory and neuropathic pain. In several preclinical models of pain, treatment with xanomeline was observed to reduce pain in a dose-dependent manner. Confirmatory experiments demonstrated that the action of xanomeline in these pain models is attributable to its stimulation of M1 and M4 muscarinic receptors in the CNS and not to stimulation of muscarinic receptors in peripheral tissues. Importantly, these studies also showed that opiate receptors do not mediate the analgesic actions of xanomeline and therefore xanomeline and KarXT may be free of the abuse-liability of opioid-based pain medicines.

Effect of Xanomeline in Mouse Models of Pain

The figure in the left depicts the effect of increasing doses of xanomeline on the time it takes a mouse to withdraw its tail from a stimulus model of inflammatory pain. The figure on the right depicts the effect of increasing doses of xanomeline on the frequency of withdrawal from a skin stimulus in a model of neuropathic pain. Results are expressed as mean ± SEM. *P ≤ 0.05, ***P ≤ 0.001 (compared with vehicle-treated group).

We believe that these preclinical data of xanomeline in various animal pain models and other published results linking stimulation of muscarinic receptors to analgesia highlight the potential for KarXT to have therapeutic benefit in patients experiencing various types of pain including post-operative, inflammatory and neuropathic pain.

We initiated a Phase 1b randomized, double-blind, placebo-controlled clinical trial in healthy volunteers to evaluate the effect of KarXT on experimentally induced pain in December 2019. This trial is evaluating laser-induced pain in healthy volunteers with data collection to include both self-reported pain and measurement of pain responses via quantitative-EEG. This experimental model of pain has been validated with well-known analgesic drugs and the trial is expected to generate data about the potential analgesic effect of KarXT for post-operative, inflammatory, and neuropathic pain. We plan to use this data to help us refine the optimal pain indication and dose for subsequent Phase 2 clinical trials. We expect topline data from this Phase 1b trial in mid-2020.

Planned Additional Formulations of KarXT

We believe that additional formulations of KarXT have the potential to further improve the therapeutic window of KarXT and offer patient compliance advantages through decreased dosing frequency. Our ongoing research efforts include the development of advanced oral, long-acting injectable, transdermal and buccal formulations. We plan to have an additional formulation of KarXT in clinical trials in 2021.

Other Research Programs

We continue to build our early stage pipeline. We currently have a novel series of compounds focused on muscarinic receptor targets. In particular, we have synthesized lead compounds for further development as potential therapeutic agents in several CNS disorders, including schizophrenia, DRP-, as well various forms of pain. We have completed in vitro screening for several compounds and advanced these lead compounds for further preclinical development. In vivo evaluation of these compounds in rodents is ongoing for these indications, and we expect to initiate IND-enabling studies in 2020. We believe we can optimize these compounds and advance their development through preclinical studies and into clinical development, given our expertise in this space. In February 2020 we announced a drug discovery partnership with Charles River Laboratories to accommodate continued growth in our drug discovery efforts. We continue to evaluate other opportunities focused on muscarinic and non-muscarinic targets for CNS disorders.

Manufacturing and Supply

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently source all of our nonclinical and clinical compound supply through third-party contract manufacturing organizations, or CMOs.

For clinical supply, we use CMOs who act in accordance with the FDA’s good laboratory practices, or GLP, and current good manufacturing practices, cGMP, for the manufacture of drug substance and product. Currently, we contract with Neuland Laboratories Limited and Regis Technologies, Inc., for the manufacture of xanomeline and source trospium from Procos, S.p.A. We expect to rely on third parties for our manufacturing processes and the production of all clinical supply drug substance and drug product. We use additional contract manufacturers to fill, label, package, store and distribute investigational drug products. It is our intent to identify and qualify additional manufacturers to provide active pharmaceutical ingredient and fill-and-finish services prior to submission of a new drug application to the FDA for any product candidates that complete clinical development.

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. We face potential competition from many different sources, including pharmaceutical and biotechnology companies, academic institutions and governmental agencies as well as public and private research institutions. Any product candidates that we successfully develop and commercialize, including KarXT, may compete with existing therapies and new therapies that may become available in the future.

Our competitors may have significantly greater financial resources, established presence in the market, expertise in research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and reimbursement and marketing approved products than we do. These competitors also compete with us in recruiting and retaining qualified scientific, sales, marketing and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

The key competitive factors affecting the success of KarXT, and any other product candidates that we develop to address CNS disorders, if approved, are likely to be efficacy, safety, convenience, price, the level of generic competition and the availability of reimbursement from government and other third-party payors.

Psychosis related to schizophrenia

There are currently no FDA-approved drugs for the negative or cognitive symptoms of schizophrenia. The current standards of care for the psychotic symptoms of patients with schizophrenia are antipsychotic treatments that work primarily by inhibiting D2 dopamine receptors as their primary mechanism of action. These drugs include: Abilify, marketed by Bristol-Myers Squibb Company, Zyprexa, marketed by Eli Lilly, Vraylar, marketed by Allergan, Clozaril, marketed by Mylan Products Ltd., Latuda, marketed by Sumitomo Dainippon Pharma Co., Ltd., and Caplyta, marketed by Intra-Cellular Therapies, Inc. Many of these drugs are prescribed for a variety of neuropsychiatric conditions, including bipolar disorder, depression and Tourette syndrome. Additionally, we are aware of several product candidates in clinical development that are designed to modulate dopamine and/or serotonin receptors including product candidates being developed by Alkermes plc and ACADIA Pharmaceuticals Inc.

Dementia-Related Psychosis

There are currently no approved treatments for DRP, including psychosis related to AD. Patients with DRP are commonly treated with antipsychotic medications that are indicated and approved for schizophrenia. Available treatments for AD patients are only indicated for enhancing cognition in AD patients, and include acetylcholinesterase inhibitors such as donepezil, galantamine, rivastigmine and memantine. These medications are available generically although specific dosage forms and combinations are proprietary and marketed by large pharmaceutical companies such as, Allergan, Janssen Pharmaceuticals NV, Novartis International AG and Pfizer Inc.

Pain

The current standard of care for neuropathic and inflammatory pain include opioids, nonsteroidal anti-inflammatory drugs (NSAIDs), topical agents, anticonvulsants and antidepressants. We are aware of many FDA-approved drugs for the treatment of neuropathic and inflammatory pain, including Lyrica, marketed by Pfizer Inc., Suboxone, marketed by Reckitt Benckiser Group plc, Oxeota, marketed by Pfizer Inc., and OxyContin, marketed by Purdue Pharma.

Intellectual Property

We strive to protect the proprietary technologies that we believe are important to our business, including pursuing and maintaining patent protection intended to cover our product candidate and their methods of use, as well as other inventions that are important to our business. In addition to patent protection, we also rely on trade secrets to protect aspects of our business that we do not consider appropriate for patent protection.

Our commercial success depends in part upon our ability to obtain and maintain patent and other proprietary protection for commercially important technologies, inventions and know-how related to our business, defend and enforce our intellectual property rights, particularly our patent rights, preserve the confidentiality of our trade secrets and operate without infringing valid and enforceable intellectual property rights of others.

The patent positions for biotechnology companies like us are generally uncertain and can involve complex legal, scientific and factual issues. In addition, the coverage claimed in a patent application can be significantly reduced before a patent is issued, and its scope can be reinterpreted and even challenged after issuance. As a result, we cannot guarantee that any of our platform technologies and product candidates will be protectable or remain protected by enforceable patents. We cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient proprietary protection from competitors. Any patents that we hold may be challenged, circumvented or invalidated by third parties.

Product Candidates

With regard to our KarXT product candidate, we exclusively license from PureTech Health LLC, or PureTech Health, a patent family comprising four issued U.S. patents with claims directed to an oral medicament comprising certain doses of xanomeline and certain doses of trospium chloride and related methods of treatment, and one allowed U.S. patent application with claims directed to methods for treating central nervous system disorders using an oral medicament comprising certain doses of xanomeline and certain doses of trospium chloride, issued patents in Canada and Europe, and a total of three foreign patent applications pending, one in each of Europe, Japan, and Hong Kong. The U.S. patents and the pending patent applications, if issued, are expected to expire in 2030 without taking into account a possible Patent Term Extension, or PTE, or any possible patent term adjustments. We also own one pending US provisional patent application with claims directed towards the use of KarXT for treating schizophrenia. Applications claiming priority to and the benefit of this provisional application, if issued, are expected to expire in 2040 without taking into account a possible PTE or any possible patent term adjustments. We also own one pending U.S. non-provisional patent application and one pending PCT application with claims directed to an oral pharmaceutical composition comprising xanomeline beads and trospium beads. Applications claiming priority to and the benefit of this provisional application, if issued, are expected to expire in 2039 without taking into account a possible PTE or any possible patent term adjustments. We also own six pending U.S. provisional patent applications and one PCT application with claims directed to compounds targeting muscarinic receptors and methods of treatment using such compounds. Applications claiming priority to and the benefit of these provisional applications, if issued, are expected to expire in 2040 without taking into account a possible PTE or any possible patent term adjustments. Our U.S. and foreign patent applications also disclose other muscarinic activators in combination with other muscarinic inhibitors for the treatment of CNS disorders.

License Agreements

License Agreement with Eli Lilly and Company

In May 2012, we entered into an exclusive license agreement, or the Lilly License Agreement, with Eli Lilly, pursuant to which Eli Lilly assigned to us all of its rights to certain patents (now expired), regulatory documentation, data records and materials related to xanomeline. We are also entitled to sublicense or otherwise transfer the rights granted in connection with the Lilly License Agreement.

Under the Lilly License Agreement, we are obligated to use commercially reasonable efforts to develop, manufacture, commercialize and seek and maintain regulatory approval for xanomeline, in any formulation, for use in humans.

We paid Eli Lilly an upfront payment of $100,000 and have agreed to make milestone payments to Eli Lilly of up to an aggregate of $16 million upon the achievement of specified regulatory milestones and up to an aggregate of $54 million in commercial milestones. In addition, we are obligated to pay Eli Lilly tiered royalties, at rates in the low to mid single-digit percentages, on the worldwide net sales of any commercialized product on a country-by-country basis until the expiration of the applicable royalty term, which is the longer of six years from the date of first commercial sale of each licensed product within a country or data exclusivity in such country. During the royalty term, Eli Lilly is prohibited from granting any third-party rights to the patents, regulatory documentation, data records and materials that have been licensed to us under the Lilly License Agreement.

The Lilly License Agreement will expire on the later of (i) the expiration of the last-to-expire royalty term on a licensed product-by-licensed product basis or (ii) the date on which we have made all milestone payments pursuant to the terms of the Lilly License Agreement, unless terminated earlier by the parties. In no event will the term of the Lilly License Agreement exceed 15 years past the anniversary of the first commercial sale of a xanomeline product. We may terminate the Lilly License Agreement for any reason with proper prior notice to Eli Lilly. Either party may terminate the Lilly License Agreement upon an uncured material breach by the other party.

Patent License Agreement with PureTech Health LLC

In March 2011, we entered into an exclusive license agreement, or the Patent License Agreement, with PureTech Health, pursuant to which PureTech Health granted us an exclusive license to patent rights relating to combinations of a muscarinic activator with a muscarinic inhibitor for the treatment of central nervous system disorders.

In connection with the Patent License Agreement, we have agreed to make milestone payments to PureTech Health of up to an aggregate of $10 million upon the achievement of specified development and regulatory milestones. In addition, we are obligated to pay PureTech Health low single-digit royalties on the worldwide net sales of any commercialized product covered by the licenses granted under the Patent License Agreement. In the event that we sublicense any of the patent rights granted under the Patent License Agreement, we will be obligated to pay PureTech Health royalties within the range of 15% to 25% on any income we receive from the sublicensee, excluding royalties.

We may terminate the Patent License Agreement for any reason with proper prior notice to PureTech Health. Either party may terminate the Patent License Agreement upon an uncured material breach by the other party.

Government Regulation

Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, including the European Union, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, and import and export of pharmaceutical products. The processes for obtaining regulatory approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations, require the expenditure of substantial time and financial resources.

Review and Approval of Drugs in the United States

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations. The failure to comply with applicable U.S. requirements at any time during the product development process, approval process or after approval may subject an applicant and/or sponsor to a variety of administrative or judicial sanctions, including refusal by the FDA to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters and other types of letters, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, or civil or criminal investigations and penalties brought by the FDA and the Department of Justice or other governmental entities. In addition, an applicant may need to recall a product.

An applicant seeking approval to market and distribute a new drug product in the United States must typically undertake the following:

•	completion of nonclinical, or preclinical, laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;
•	submission to the FDA of an investigational new drug application, or IND, which must take effect before human clinical trials may begin;
•	approval by an independent Institutional Review Board, or IRB, representing each clinical site before each clinical trial may be initiated at that site;

•

performance of adequate and well-controlled human clinical trials in accordance with good clinical practices, or GCPs, to establish the safety and efficacy of the proposed drug product for each indication;

•	preparation and submission to the FDA of a new drug application, or NDA, and payment of user fees;
•	review of the product by an FDA advisory committee, where appropriate or if applicable;
•

satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with current Good Manufacturing Practice, or cGMP, requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;

•	satisfactory completion of FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of the clinical data;
•	FDA review and approval of the NDA; and
•	compliance with any post-approval requirements, including Risk Evaluation and Mitigation Strategies, or REMS, and post-approval studies required by the FDA.

Preclinical Studies

Before an applicant begins testing a compound in humans, the drug candidate enters the preclinical testing stage. Preclinical studies include laboratory evaluation of the purity and stability of the manufactured drug substance or active pharmaceutical ingredient and the formulated drug or drug product, as well as in vitro and animal studies to assess the safety and activity of the drug for initial testing in humans and to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, may continue after the IND is submitted.

The IND and IRB Processes

An IND is an exemption from the FDCA that allows an unapproved drug to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer such investigational drug to humans. Such authorization must be secured prior to interstate shipment and administration of the investigational drug. In an IND, applicants must submit a protocol for each clinical trial and any subsequent protocol amendments. In addition, the results of the preclinical tests, manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, are submitted to the FDA as part of an IND. The FDA requires a 30-day waiting period after the filing of each IND before clinical trials may begin. At any time during this 30-day period, the FDA may raise concerns or questions about the conduct of the trials as outlined in the IND and impose a clinical hold. In this case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin.

Following commencement of a clinical trial under an IND, the FDA may also place a clinical hold or partial clinical hold on that trial. A clinical hold is an order issued by the FDA to the sponsor to delay a proposed clinical investigation or to suspend an ongoing investigation. A partial clinical hold is a delay or suspension of only part of the clinical work requested under the IND. No more than 30 days after imposition of a clinical hold or partial clinical hold, the FDA will provide the sponsor a written explanation of the basis for the hold. Following issuance of a clinical hold or partial clinical hold, an investigation may only resume after the FDA has notified the sponsor that the investigation may proceed. The FDA will base that determination on information provided by the sponsor correcting the deficiencies previously cited or otherwise satisfying the FDA that the investigation can proceed.

A sponsor may choose, but is not required, to conduct a foreign clinical study under an IND. When a foreign clinical study is conducted under an IND, all FDA IND requirements must be met unless waived. When the foreign clinical study is not conducted under an IND, the sponsor must ensure that the study is conducted in accordance with GCP, including review and approval by an independent ethics committee, or IEC, and informed consent from subjects. The GCP requirements are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical studies, as well as the quality and integrity of the resulting data. FDA must also be able to validate the data from the study through an on-site inspection if necessary.

In addition to the foregoing IND requirements, an IRB representing each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must conduct continuing review of the study at least annually. The IRB must review and approve, among other things, the study protocol and informed consent information to be provided to study subjects. An IRB must operate in compliance with FDA regulations. An IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the product candidate has been associated with unexpected serious harm to patients.

Additionally, some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether or not a trial may move forward at designated check points based on access that only the group maintains to available data from the study. Suspension or termination of development during any phase of clinical trials can occur if it is determined that the subjects or patients are being exposed to an unacceptable health risk. Other reasons for suspension or termination may be made by us based on evolving business objectives and/or competitive climate.

Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health, or NIH, for public dissemination on its ClinicalTrials.gov website.

Human Clinical Trials in Support of an NDA

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include, among other things, the requirement that all research subjects, or their legal representative, provide their informed consent in writing before their participation in any clinical trial. Clinical trials are conducted under written study protocols detailing, among other things, the inclusion and exclusion criteria, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated.

Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined:

•

Phase 1. The drug is initially introduced into healthy human subjects or, in certain indications such as cancer, patients with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness and to determine optimal dosage.

•

Phase 2. The drug is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

•

Phase 3. The drug is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to evaluate the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product and to provide adequate information for the labeling of the product.

•

Phase 4. Post-approval studies may be conducted after initial regulatory approval. These studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA. In addition, within 15 calendar days after the sponsor determines that the information qualifies for reporting, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the drug; and any clinically important increase in the case of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted.

Concurrent with clinical trials, companies often complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, the applicant must develop methods for testing the identity, strength, quality, purity, and potency of the final drug. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf life.

Combination Rule

The FDA’s Combination Rule governing fixed combination drug products provides that two or more drugs may be combined in a single dosage form when each component contributes to the claimed effects and the dosage of each component (amount, frequency, duration) is such that the combination is safe and effective for a significant patient population requiring such concurrent therapy as defined in the labeling for the drug. This rule is meant to ensure that any fixed-dose combination drug provides an advantage to the patient over and above that obtained when one of the individual ingredients is used in the usual safe and effective dose.

Review of an NDA by the FDA

Assuming successful completion of required clinical testing and other requirements, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the drug product for one or more indications. Under federal law, the submission of most NDAs is additionally subject to a significant application user fee as well as annual prescription drug product program fees. These fees are typically increased annually. Certain exceptions and waivers are available for some of these fees.

The FDA conducts a preliminary review of an NDA within 60 days of its receipt, before accepting the NDA for filing, to determine whether the application is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA has agreed to specified performance goals in the review process of NDAs. Applications for drugs containing new molecular entities are meant to be reviewed within ten months from the date of filing, and applications for “priority review” products containing new molecular entities are meant to be reviewed within six months of filing. The review process may be extended by the FDA for three additional months to consider new information or clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission.

During its review of an NDA, the FDA typically will inspect the facility or facilities where the product is or will be manufactured. These pre-approval inspections may cover all facilities associated with an NDA, including drug component manufacturing (such as active pharmaceutical ingredients), finished drug product manufacturing, and control testing laboratories. The FDA will not approve an NDA unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications.

In addition, as a condition of approval, the FDA may require an applicant to develop a REMS. REMS use risk minimization strategies beyond the professional labeling to ensure that the benefits of the product outweigh the potential risks. To determine whether a REMS is needed, the FDA will consider the size of the population likely to use the product, seriousness of the disease, expected benefit of the product, expected duration of treatment, seriousness of known or potential adverse events, and whether the product is a new molecular entity. REMS can include medication guides, physician communication plans for healthcare professionals, and elements to assure safe use, or ETASU. ETASU may include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The FDA may require a REMS before approval or post-approval if it becomes aware of a serious risk associated with use of the product.

The FDA is required to refer an application for a novel drug to an advisory committee or explain why such referral was not made. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Fast Track, Breakthrough Therapy, and Priority Review

The FDA has a number of programs intended to facilitate and expedite development and review of new drugs if they are intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. Three of these programs are referred to as fast track designation, breakthrough therapy designation, and priority review designation.

Specifically, the FDA may designate a product for Fast Track review if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life-threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For Fast Track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a Fast Track product’s application before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a Fast Track product may be effective. The sponsor must also provide, and the FDA must approve, a schedule for the submission of the remaining information and the sponsor must pay applicable user fees. However, the FDA’s time period goal for reviewing a Fast Track application does not begin until the last section of the application is submitted. In addition, the Fast Track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

Second, a product may be designated as a Breakthrough Therapy if it is intended, either alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA may take certain actions with respect to Breakthrough Therapies, including holding meetings with the sponsor throughout the development process; providing timely advice to the product sponsor regarding development and approval; involving more senior staff in the review process; assigning a cross-disciplinary project lead for the review team; and taking other steps to design the clinical trials in an efficient manner.

Third, the FDA may designate a product for priority review if it is a product that treats a serious or life-threatening disease or condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA determines, on a case-by-case basis, whether the proposed product represents a significant improvement when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting product reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, and evidence of safety and effectiveness in a new subpopulation. A priority designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA’s goal for taking action on a marketing application from ten months to six months.

Accelerated Approval Pathway

The FDA may grant accelerated approval to a product for a serious or life-threatening condition that provides meaningful therapeutic advantage to patients over existing treatments based upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality, or IMM, and that is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Products granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval.

For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. An intermediate clinical endpoint is a measurement of a therapeutic effect that is considered reasonably likely to predict the clinical benefit of a product, such as an effect on IMM. The FDA has limited experience with accelerated approvals based on intermediate clinical endpoints, but has indicated that such endpoints generally may support accelerated approval where the therapeutic effect measured by the endpoint is not itself a clinical benefit and basis for traditional approval, if there is a basis for concluding that the therapeutic effect is reasonably likely to predict the ultimate clinical benefit of a product.

The accelerated approval pathway is most often used in settings in which the course of a disease is long and an extended period of time is required to measure the intended clinical benefit of a product, even if the effect on the surrogate or intermediate clinical endpoint occurs rapidly.

The accelerated approval pathway is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the product’s clinical benefit. As a result, a product candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, could result in the FDA’s withdrawal of the approval and require the withdrawal of the product from the market on an expedited basis. All promotional materials for product candidates approved under accelerated regulations are subject to prior review by the FDA.

The FDA’s Decision on an NDA

On the basis of the FDA’s evaluation of the NDA and accompanying information, including the results of the inspection of the manufacturing facilities and select clinical trial sites, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If a complete response letter is issued, the applicant may resubmit the NDA to address all of the deficiencies identified in the letter, withdraw the application, or request a hearing. If the applicant resubmits the NDA, only when the deficiencies have been addressed to the FDA’s satisfaction will the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

If the FDA approves a product, it may limit the approved indications for use for the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess the drug’s safety or effectiveness after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, including REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs.

Post-Approval Requirements

Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, many changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are annual prescription drug product program fee requirements for certain marketed products.

In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies, and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon the NDA holder and any third-party manufacturers that the NDA holder may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or voluntary product recalls;
•	fines, warning or untitled letters or holds on post-approval clinical trials;
•	refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product approvals;
•	product seizure or detention, or refusal to permit the import or export of products; or
•	injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA approved labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, which regulates the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution.

Hatch-Waxman Amendments

Section 505 of the FDCA describes three types of marketing applications that may be submitted to the FDA to request marketing authorization for a new drug. A Section 505(b)(1) NDA is an application that contains full reports of investigations of safety and efficacy. A 505(b)(2) NDA is an application that contains full reports of investigations of safety and efficacy but where at least some of the information required for approval comes from investigations that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted. This regulatory pathway enables the applicant to rely, in part, on the FDA’s prior findings of safety and efficacy for an existing product, or published literature, in support of its application. Section 505(j) establishes an abbreviated approval process for a generic version of approved drug products through the submission of an Abbreviated New Drug Application, or ANDA. An ANDA provides for marketing of a generic drug product that has the same active ingredients, dosage form, strength, route of administration, labeling, performance characteristics and intended use, among other things, to a previously approved product, known as a reference listed drug, or RLD. ANDAs are termed “abbreviated” because they are generally not required to include preclinical (animal) and clinical (human) data to establish safety and efficacy. Instead, generic applicants must scientifically demonstrate that their product is bioequivalent to, or performs in the same manner as, the innovator drug through in vitro, in vivo, or other testing. The generic version must deliver the same amount of active ingredients into a subject’s bloodstream in the same amount of time as the innovator drug and can often be substituted by pharmacists under prescriptions written for the reference listed drug.

Non-Patent Exclusivity

Under the Hatch-Waxman Amendments, the FDA may not approve (or in some cases accept) an ANDA or 505(b)(2) application until any applicable period of non-patent exclusivity for the RLD has expired. The FDCA provides a period of five years of non-patent data exclusivity for a new drug containing a new chemical entity, or NCE. For the purposes of this provision, an NCE is a drug that contains no active moiety that has previously been approved by the FDA in any other NDA. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. In cases where such NCE exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification, which states the proposed generic drug will not infringe one or more of the already approved product’s listed patents or that such patents are invalid or unenforceable, in which case the applicant may submit its application four years following the original product approval.

The FDCA also provides for a period of three years of exclusivity for non-NCE drugs if the NDA or a supplement to the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant and are essential to the approval of the application or supplement. This three-year exclusivity period often protects changes to a previously approved drug product, such as a new dosage form, route of administration, combination or indication, but it generally would not protect the original, unmodified product from generic competition. Unlike five-year NCE exclusivity, an award of three-year exclusivity does not block the FDA from accepting ANDAs seeking approval for generic versions of the drug as of the date of approval of the original drug product; it only prevents FDA from approving such ANDAs.

Hatch-Waxman Patent Certification and the 30-Month Stay

In seeking approval of an NDA or a supplement thereto, NDA sponsors are required to list with the FDA each patent with claims that cover the applicant’s product or an approved method of using the product. Upon approval, each of the patents listed by the NDA sponsor is published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Upon submission of an ANDA or 505(b)(2) NDA, an applicant is required to certify to the FDA concerning any patents listed for the RLD in the Orange Book that:

•	no patent information on the drug product that is the subject of the application has been submitted to the FDA;
•	such patent has expired;
•	the date on which such patent expires; or
•	such patent is invalid, unenforceable or will not be infringed upon by the manufacture, use, or sale of the drug product for which the application is submitted.

Generally, the ANDA or 505(b)(2) NDA cannot be approved until all listed patents have expired, except where the ANDA or 505(b)(2) NDA applicant challenges a listed patent through the last type of certification, also known as a paragraph IV certification. If the applicant does not challenge the listed patents or indicates that it is not seeking approval of a patented method of use, the ANDA or 505(b)(2) NDA application will not be approved until all of the listed patents claiming the referenced product have expired. If the ANDA or 505(b)(2) NDA applicant has provided a paragraph IV certification the applicant must send notice of the paragraph IV certification to the NDA and patent holders once the application has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the paragraph IV certification. If the paragraph IV certification is challenged by an NDA holder or the patent owner(s) asserts a patent challenge to the paragraph IV certification, the FDA may not approve that application until the earlier of 30 months from the receipt of the notice of the paragraph IV certification, the expiration of the patent, when the infringement case concerning each such patent was favorably decided in the applicant’s favor or settled, or such shorter or longer period as may be ordered by a court. This prohibition is generally referred to as the 30-month stay. In instances where an ANDA or 505(b)(2) NDA applicant files a paragraph IV certification, the NDA holder or patent owner(s) regularly take action to trigger the 30-month stay, recognizing that the related patent litigation may take many months or years to resolve. Thus, approval of an ANDA or 505(b)(2) NDA could be delayed for a significant period of time depending on the patent certification the applicant makes and the reference drug sponsor’s decision to initiate patent litigation. If the drug has NCE exclusivity and the ANDA is submitted four years after approval, the 30-month stay is extended so that it expires seven and a half years after approval of the innovator drug, unless the patent expires or there is a decision in the infringement case that is favorable to the ANDA applicant before then.

Patent Term Restoration and Extension

A patent claiming a new drug product may be eligible for a limited patent term extension under the Hatch-Waxman Amendments, which permits a patent term restoration of up to seven and a half years for patent term lost during product development and the FDA regulatory review. The restoration period granted is typically one-half the time between the effective date of an IND and the submission date of an NDA, plus the time between the submission date of an NDA and the ultimate approval date, provided the sponsor acted with diligence. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date. Only one patent applicable to an approved drug product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent in question and within 60 days of drug approval. A patent that covers multiple drugs for which approval is sought can only be extended in connection with one of the approvals. The U.S. Patent and Trademark Office reviews and approves the application for any patent term extension or restoration in consultation with the FDA.

Review and Approval of Medicinal Products in the European Union

In order to market any product outside of the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of products. Whether or not it obtains FDA approval for a product, an applicant will need to obtain the necessary approvals by the comparable foreign regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. Specifically, the process governing approval of medicinal products in the European Union generally follows the same lines as in the United States. It entails satisfactory completion of preclinical studies and adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each proposed indication. It also requires the submission to the relevant competent authorities of a marketing authorization application, or MAA, and granting of a marketing authorization by these authorities before the product can be marketed and sold in the European Union.

Clinical Trial Approval

The Clinical Trials Directive 2001/20/EC, the Directive 2005/28/EC on Good Clinical Practice, or GCP, and the related national implementing provisions of the individual EU Member States govern the system for the approval of clinical trials in the European Union. Under this system, an applicant must obtain prior approval from the competent national authority of the EU Member States in which the clinical trial is to be conducted. Furthermore, the applicant may only start a clinical trial at a specific study site after the competent ethics committee has issued a favorable opinion. The clinical trial application must be accompanied by, among other documents, an investigational medicinal product dossier (the Common Technical Document) with supporting information prescribed by Directive 2001/20/EC, Directive 2005/28/EC, where relevant the implementing national provisions of the individual EU Member States and further detailed in applicable guidance documents.

In April 2014, the new Clinical Trials Regulation, (EU) No 536/2014 (Clinical Trials Regulation) was adopted. The Regulation is anticipated to apply in 2020. The Clinical Trials Regulation will be directly applicable in all the EU Member States, repealing the current Clinical Trials Directive 2001/20/EC. Conduct of all clinical trials performed in the European Union will continue to be bound by currently applicable provisions until the new Clinical Trials Regulation becomes applicable. The extent to which ongoing clinical trials will be governed by the Clinical Trials Regulation will depend on when the Clinical Trials Regulation becomes applicable and on the duration of the individual clinical trial. If a clinical trial continues for more than three years from the day on which the Clinical Trials Regulation becomes applicable the Clinical Trials Regulation will at that time begin to apply to the clinical trial.

The new Clinical Trials Regulation aims to simplify and streamline the approval of clinical trials in the European Union. The main characteristics of the regulation include: a streamlined application procedure via a single entry point, the “EU portal”; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned). Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU Member State. However, overall related timelines will be defined by the Clinical Trials Regulation.

Marketing Authorization

To obtain a marketing authorization for a product under European Union regulatory systems, an applicant must submit an MAA either under a centralized procedure administered by the European Medicines Agency, or EMA, or one of the procedures administered by competent authorities in the EU Member States (decentralized procedure or mutual recognition procedure). A marketing authorization may be granted only to an applicant established in the European Union. Regulation (EC) No 1901/2006 provides that prior to obtaining a marketing authorization in the European Union, applicants have to demonstrate compliance with all measures included in an EMA-approved Pediatric Investigation Plan, or PIP, covering all subsets of the pediatric population, unless the EMA has granted (1) a product-specific waiver, (2) a class waiver or (3) a deferral for one or more of the measures included in the PIP.

The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid for all EU Member States and Iceland, Liechtenstein and Norway. Pursuant to Regulation (EC) No 726/2004, the centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy products and products with a new active substance indicated for the treatment of certain diseases, including products for the treatment of HIV or AIDS, cancer, diabetes, neurodegenerative diseases, auto-immune and other immune dysfunctions and viral diseases. For products with a new active substance indicated for the treatment of other diseases and products that are a significant therapeutic, scientific or technical innovation and whose authorization would be in the interest of public health at EU level, the centralized procedure is optional.

Under the centralized procedure, the Committee for Medicinal Products for Human Use, or the CHMP, established at the EMA is responsible for conducting the initial assessment of a product. The CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing marketing authorization. Under the centralized procedure in the European Union, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops, when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. If the CHMP accepts such request, the time limit of 210 days will be reduced to 150 days but it is possible that the CHMP can revert to the standard time limit for the centralized procedure if it considers that it is no longer appropriate to conduct an accelerated assessment. At the end of this period, the CHMP provides a scientific opinion on whether or not a marketing authorization should be granted in relation to a medicinal product. Within 67 days from the date of the CHMP Opinion, the European Commission will adopt its final decision on the marketing authorization application.

Unlike the centralized authorization procedure, the decentralized marketing authorization procedure requires a separate application to, and leads to separate approval by, the competent authorities of each EU Member State in which the product is to be marketed. This application is identical to the application that would be submitted to the EMA for authorization through the centralized procedure. The reference EU Member State prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. The resulting assessment report is submitted to the concerned EU Member States who, within 90 days of receipt, must decide whether to approve the assessment report and related materials. If a concerned EU Member State cannot approve the assessment report and related materials due to concerns relating to a potential serious risk to public health, disputed elements may be referred to the European Commission, whose decision is binding on all EU Member States.

The mutual recognition procedure similarly is based on the acceptance by the competent authorities of the EU Member States of the marketing authorization of a medicinal product by the competent authorities of other EU Member States. The holder of a national marketing authorization may submit an application to the competent authority of an EU Member State requesting that this authority recognize the marketing authorization delivered by the competent authority of another EU Member State.

Regulatory Data Protection in the European Union

In the European Union, innovative medicinal products approved on the basis of a complete independent data package qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity pursuant to Directive 2001/83/EC. Regulation (EC) No 726/2004 repeats this entitlement for medicinal products authorized in accordance the centralized authorization procedure. Data exclusivity prevents applicants for authorization of generics of these innovative products from referencing the innovator’s data to assess a generic (abbreviated) application for a period of eight years. During an additional two-year period of market exclusivity, a generic marketing authorization application can be submitted and authorized, and the innovator’s data may be referenced, but no generic medicinal product can be placed on the European Union market until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be a new chemical entity so that the innovator gains the prescribed period of data exclusivity, another company nevertheless could also market another version of the product if such company obtained marketing authorization based on an MAA with a complete independent data package of pharmaceutical tests, preclinical tests and clinical trials.

Periods of Authorization and Renewals

A marketing authorization has an initial validity for five years in principle. The marketing authorization may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the EU Member State. To this end, the marketing authorization holder must provide the EMA or the competent authority with a consolidated version of the file in respect of quality, safety and efficacy, including all variations introduced since the marketing authorization was granted, at least six months before the marketing authorization ceases to be valid. The European Commission or the competent authorities of the EU Member States may decide, on justified grounds relating to pharmacovigilance, to proceed with one further five-year period of marketing authorization. Once subsequently definitively renewed, the marketing authorization shall be valid for an unlimited period. Any authorization which is not followed by the actual placing of the medicinal product on the European Union market (in case of centralized procedure) or on the market of the authorizing EU Member State within three years after authorization ceases to be valid (the so-called sunset clause).

Regulatory Requirements after a Marketing Authorization has been Obtained

In case an authorization for a medicinal product in the European Union is obtained, the holder of the marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. These include:

•	Compliance with the European Union’s stringent pharmacovigilance or safety reporting rules must be ensured. These rules can impose post-authorization studies and additional monitoring obligations.

•

The manufacturing of authorized medicinal products, for which a separate manufacturer’s license is mandatory, must also be conducted in strict compliance with the applicable European Union laws, regulations and guidance, including Directive 2001/83/EC, Directive 2003/94/EC, Regulation (EC) No 726/2004 and the European Commission Guidelines for Good Manufacturing Practice. These requirements include compliance with European Union cGMP standards when manufacturing medicinal products and active pharmaceutical ingredients, including the manufacture of active pharmaceutical ingredients outside of the European Union with the intention to import the active pharmaceutical ingredients into the European Union.

•

The marketing and promotion of authorized drugs, including industry-sponsored continuing medical education and advertising directed toward the prescribers of drugs and/or the general public, are strictly regulated in the European Union notably under Directive 2001/83/EC, as amended, and EU Member State laws.

Brexit and the Regulatory Framework in the United Kingdom

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as “Brexit”. Thereafter, on March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The withdrawal of the United Kingdom from the European Union will take effect either on the effective date of the withdrawal agreement or, in the absence of agreement, two years after the United Kingdom provides a notice of withdrawal pursuant to the EU Treaty. Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the United Kingdom. It remains to be seen how, if at all, Brexit will impact regulatory requirements for product candidates and products in the United Kingdom.

European Data Collection Regulation

In the event we decide to conduct clinical trials in the European Union, we may be subject to additional privacy restrictions. The collection and use of personal health information in the European Union is governed by the provisions of the Data Protection Directive, and as of May 25, 2018, the General Data Protection Regulation, or GDPR. This directive imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, notification of data processing obligations to the competent national data protection authorities and the security and confidentiality of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EU to the United States. Failure to comply with the requirements of the Data Protection Directive (which governs the collection and use of personal health data in the European Union), the GDPR, and the related national data protection laws of the EU Member States may result in fines and other administrative penalties. The GDPR introduced new data protection requirements in the EU and substantial fines for breaches of the data protection rules. The GDPR regulations may impose additional responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. This may be onerous and adversely affect our business, financial condition, results of operations and prospects.

Healthcare and Privacy Laws and Regulation

Healthcare providers and third-party payors play a primary role in the recommendation and prescription of drug products that are granted regulatory approval. Arrangements with providers, consultants, third-party payors and customers are subject to broadly applicable fraud and abuse, anti-kickback, false claims laws, reporting of payments to physicians and teaching hospitals and patient privacy laws and regulations and other healthcare laws and regulations that may constrain our business and/or financial arrangements. Restrictions under applicable federal and state healthcare and privacy laws and regulations, include the following:

•

the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid; a person or entity need not have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation. Violations are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs. In addition, the government may assert that a claim that includes items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act;

•

the federal civil and criminal false claims laws, including the civil False Claims Act, or FCA, and civil monetary penalties laws, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false, fictitious or fraudulent; knowingly making a false statement or record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery;

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal civil and criminal laws that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;

•

the federal transparency requirements known as the federal Physician Payments Sunshine Act, under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the Affordable Care Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the United States Department of Health and Human Services, or HHS, information related to payments and other transfers of value made by that entity to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to healthcare items or services that are reimbursed by non-governmental third-party payors, including private insurers;

•

many state laws govern the privacy of personal information in specified circumstances, for example, in California the California Consumer Privacy Act (“CCPA”), which will go into effect on January 1, 2020, establishes a new privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. While clinical trial data and information governed by HIPAA are currently exempt from the current version of the CCPA, other personal information may be applicable and possible changes to the CCPA may broaden its scope; and

•

some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring manufacturers to report information related to payments to physicians and other healthcare providers, marketing expenditures, and drug pricing information. Certain state and local laws require the registration of pharmaceutical sales representatives. State and foreign laws, including for example the European Union General Data Protection Regulation, also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Pharmaceutical Insurance Coverage and Healthcare Reform

In the United States and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Thus, even if a product candidate is approved, sales of the product will depend, in part, on the extent to which third-party payors, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers and managed care organizations, provide coverage, and establish adequate reimbursement levels for, the product. In the United States, no uniform policy of coverage and reimbursement for drug products exists among third-party payors. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors are increasingly challenging the prices charged, examining the medical necessity, and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the approved products for a particular indication.

In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable regulatory approvals. Additionally, companies may also need to provide discounts to purchasers, private health plans or government healthcare programs. Nonetheless, product candidates may not be considered medically necessary or cost effective. A decision by a third-party payor not to cover a product could reduce physician utilization once the product is approved and have a material adverse effect on sales, results of operations and financial condition. Additionally, a third-party payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage and reimbursement for the product, and the level of coverage and reimbursement can differ significantly from payor to payor.

The containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of products have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit a company’s revenue generated from the sale of any approved products. Coverage policies and third-party payor reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which a company or its collaborators receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

There have been a number of federal and state proposals during the last few years regarding the pricing of pharmaceutical products, limiting coverage and the amount of reimbursement for drugs and other medical products, government control and other changes to the healthcare system in the United States. For example, in March 2010, the United States Congress enacted the Affordable Care Act, which, among other things, includes contains to the coverage and payment for products under government health care programs. The Affordable Care Act includes provisions of importance to our potential product candidates, including among other things, that:

•

created an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic products, apportioned among these entities according to their market share in certain government healthcare programs;

•

expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;

•

expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs and revising the definition of “average manufacturer price,” or AMP, for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices;

•	addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;
•	expanded the types of entities eligible for the 340B drug discount program;
•

established the Medicare Part D coverage gap discount program by requiring manufacturers to provide a 50% point-of-sale-discount, which was increased to 70% by the Bipartisan Budget Act of 2018 (as of January 1, 2019), off the negotiated price of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D; and

•	created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

Some of the provisions of the Affordable Care Act have yet to be implemented, and there have been judicial and Congressional challenges to certain provisions of the Affordable Care Act, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the Affordable Care Act such as removing penalties, starting January 1, 2019, for not complying with the Affordable Care Act’s individual mandate to carry health insurance, delaying the implementation of certain Affordable Care Act-mandated fees, and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act.

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2027 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their commercial products, which has resulted in several Congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. For example, at the federal level, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. While some proposed measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. For example, on September 25, 2019, the Senate Finance Committee introduced the Prescription Drug Pricing Reduction Action of 2019, a bill intended to reduce Medicare and Medicaid prescription drug prices. The proposed legislation would restructure the Part D benefit, modify payment methodologies for certain drugs, and impose an inflation cap on drug price increases. An even more restrictive bill, the Lower Drug Costs Now Act of 2019, was introduced in the House of Representatives on September 19, 2019, and would require the Department of Health and Human Services (HHS) to directly negotiate drug prices with manufacturers. It is unclear whether either of these bills will make it through both chambers and be signed into law, and if either is enacted, what effect it would have on our business. Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Outside the United States, ensuring coverage and adequate payment for a product also involves challenges. Pricing of prescription pharmaceuticals is subject to government control in many countries. Pricing negotiations with government authorities can extend well beyond the receipt of regulatory approval for a product and may require a clinical trial that compares the cost-effectiveness of a product to other available therapies. The conduct of such a clinical trial could be expensive and result in delays in commercialization.

In the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies or so-called health technology assessments, in order to obtain reimbursement or pricing approval. For example, the European Union provides options for its member states to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. European Union member states may approve a specific price for a product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other member states allow companies to fix their own prices for products, but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the European Union have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the European Union. The downward pressure on healthcare costs in general, particularly prescription products, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various European Union member states, and parallel trade, i.e., arbitrage between low-priced and high-priced member states, can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any products, if approved in those countries.

Legal Proceedings

We are not currently subject to any material legal proceedings.

Facilities

Our headquarters are located at 33 Arch Street, Suite 3110, Boston, Massachusetts, where we occupied approximately 7,050 square feet of leased office space as of December 31, 2019. In January 2020, we executed an amendment to take possession of approximately 4,175 square feet of additional leased office space on the same floor as our headquarters. This lease expires in December 2023.

Additionally, in February 2020, we opened an office located at 11711 N. Meridian Street, Suite 430, Carmel, Indiana, consisting of 5,050 square feet of leased office space. This lease expires in July 2023.

Employees

As of March 13, 2020, we had 19 full-time employees, including a total of seven employees with M.D. and/or Ph.D. degrees. Of our workforce, nine employees are directly engaged in research and development with the rest providing administrative, business and operations support. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider the relationship with our employees to be good.

Item 1A.	Risk Factors.

Investing in our common stock involves a high degree of risk. Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in evaluating our company and our business. If any of the following risks actually occur, our business, financial condition, results of operations and growth prospects could be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Financial Position and Need for Capital

We are a clinical-stage biopharmaceutical company and we have incurred significant losses since our inception. We anticipate that we will continue to incur significant losses for the foreseeable future.

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our clinical development and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Since our inception, we have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our financial condition and operating results, including net losses, may fluctuate significantly from quarter to quarter and year to year. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance. Additionally, net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net losses were $44.0 million and $17.5 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, we had an accumulated deficit of $75.5 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, KarXT in our initial and potential additional indications as well as for other product candidates.

We anticipate that our expenses will increase substantially if and as we:

•	continue to develop and conduct clinical trials for KarXT for our initial and potential additional indications;
•	initiate and continue research and development, including preclinical, clinical, and discovery efforts for any future product candidates;
•	seek to identify additional product candidates;
•	seek regulatory approvals for KarXT, or any other product candidates that successfully complete clinical development;
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

Our ability to become and remain profitable depends on our ability to generate revenue. We do not expect to generate significant revenue, if any, unless and until we, either alone or with a collaborator, are able to obtain regulatory approval for, and successfully commercialize, KarXT for our initial and potential additional indications, or any other product candidates we may develop, license or acquire. Successful commercialization will require achievement of many key milestones, including demonstrating safety and efficacy in clinical trials, obtaining regulatory, including marketing, approval for these product candidates, manufacturing, marketing and selling those products for which we, or any of our future collaborators, may obtain regulatory approval, satisfying any post-marketing requirements and obtaining reimbursement for our products from private insurance or government payors. Because of the uncertainties and risks associated with these activities, we are unable to accurately and precisely predict the timing and amount of revenues, the extent of any further losses or if or when we might achieve profitability. We and any future collaborators may never succeed in these activities and, even if we do, or any future collaborators do, we may never generate revenues that are large enough for us to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Additionally, our expenses could increase if we are required by the FDA or any comparable foreign regulatory authority to perform clinical trials in addition to those currently expected, or if there are any delays in completing our clinical trials or the development of any of our product candidates.

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

•	subject to receipt of regulatory approval, revenue, if any, received from commercial sales of KarXT for any approved indications or any other product candidates;
•	the extent to which we in-license or acquire rights to other products, product candidates or technologies;
•	our headcount growth and associated costs as we expand our research and development, increase our office space, and establish a commercial infrastructure;
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

We believe that our existing cash, cash equivalents and short-term investments as of December 31, 2019, will enable us to fund our operating expenses and capital expenditure requirements through at least the next 36 months. Our estimate may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

If we raise additional funds through collaborations or marketing, distribution, licensing and royalty arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Our ability to use net operating losses and research and development credits to offset future taxable income may be subject to certain limitations.

As of August 1, 2018, PureTech no longer held 80% of the outstanding shares of the Company and therefore, beginning on this date, we filed a separate U.S. federal income tax return. On July 2, 2019, PureTech no longer held 50% of the outstanding shares of the Company and therefore, beginning on this date, we will file separate state income tax returns. At December 31, 2019, on a separate return method, we had federal net operating loss carryforwards totaling $51.8 million of which $9.7 million begin to expire in 2029 and $42.1 million can be carried forward indefinitely. In addition, we had state net operating loss carryforwards totaling $51.6 million which begin to expire in 2030. Lastly, we also had federal and state research and development tax credit carryforwards of $2.8 million and $0.3 million, respectively, which expire in 2035 and 2031, respectively. Because the Company had historically been a subsidiary of PureTech, $51.4 million and $16.7 million of the federal and state net operating loss carryforwards, respectively, can be used to offset income on our future tax returns. In addition, $2.7 million and $0.3 million of the federal and state tax credit carryforwards, respectively, can be used to offset tax due on our future tax returns. Our net operating loss and tax credit carryforwards could, in whole or in part, expire unused and be unavailable to offset future income tax liabilities.

In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses or tax credits, or NOLs or credits, to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. The Company has not conducted a formal study to assess whether an ownership change has occurred through December 31, 2019. If an ownership change has occurred or does occur in the future, existing NOLs or credits may be subject to such limitations. Our NOLs or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits and as a result it is possible that a limitation on our ability to use our historical NOLs or credits could harm our future operating results by effectively increasing our future tax obligations.

Furthermore, our ability to utilize our NOLs or credits is conditioned upon our attaining profitability and generating U.S. federal and state taxable income. As described above under “—Risks Related to Our Financial Position and Need for Additional Capital,” we have incurred significant net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future; and therefore, we do not know whether or when we will generate the U.S. federal or state taxable income necessary to utilize our NOL or credit carryforwards that are subject to limitation by Sections 382 and 383 of the Code.

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

We currently have no products approved for sale and are investing the majority of our efforts and financial resources in the development of our lead product candidate, KarXT for psychosis in patients with schizophrenia and dementia-related psychosis, or DRP, as well as pain. Successful continued development and ultimate regulatory approval of KarXT for our initial and potential additional indications is critical to the future success of our business. We will need to raise sufficient funds for, and successfully enroll and complete, our clinical development programs of KarXT for psychosis in patients with schizophrenia and DRP as well as pain, and possibly other diseases. The future regulatory and commercial success of KarXT is subject to a number of risks, including the following:

•	successful completion of preclinical studies and clinical trials;
•	successful patient enrollment in clinical trials;
•	successful efficacy data from our clinical programs that support acceptable risk-benefit profiles of our product candidates in the intended populations;
•	receipt and maintenance of marketing approvals from applicable regulatory authorities;
•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
•	making arrangements with third-party manufacturers, or establishing manufacturing capabilities, for both clinical and commercial supplies of our product candidates;
•	entry into collaborations to further the development of our product candidates;
•	establishing sales, marketing and distribution capabilities and commercial launch of our products, if and when approved, whether alone or in collaboration with others;
•	successful commercial launch of our product candidates, if and when approved;
•	acceptance of our products, if and when approved, by patients, the medical community and third-party payors;
•	obtaining and maintaining third-party insurance coverage and adequate reimbursement;
•	maintaining a continued acceptable safety profile of the products following approval;
•	effectively competing with other therapies; and
•	enforcing and defending intellectual property rights and claims.

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

We have never commercialized a product candidate and may experience delays or unexpected difficulties in obtaining regulatory approval for KarXT for our initial or potential additional indications.

We have never obtained regulatory approval for, or commercialized, a drug. It is possible that the FDA may refuse to accept any or all of our planned NDAs for substantive review or may conclude after review of our data that our application is insufficient to obtain regulatory approval for any product candidates. If the FDA does not approve any of our planned NDAs, it may require that we conduct additional costly clinical, nonclinical or manufacturing validation studies before it will reconsider our applications. Depending on the extent of these or any other FDA-required studies, approval of any NDA or other application that we submit may be significantly delayed, possibly for several years, or may require us to expend more resources than we have available. Any failure or delay in obtaining regulatory approvals would prevent us from commercializing KarXT for any indication or any other product candidate, generating revenues and achieving and sustaining profitability. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA to approve any NDA or other application that we submit. If any of these outcomes occur, we may be forced to abandon the development of our product candidates, which would materially adversely affect our business and could potentially cause us to cease operations. We face similar risks for our applications in foreign jurisdictions. In addition, difficulties in obtaining approval of KarXT in any of the initial indications for which we are developing it could adversely affect our efforts to seek approval from regulatory authorities for KarXT in other indications.

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
•

the data collected from clinical trials of our product candidates may not be sufficient to support the submission of an NDA, to the FDA or other submission or to obtain regulatory approval in the United States, the European Union or elsewhere;

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

Negative or inconclusive results from our planned Phase 3 clinical trial of KarXT for the treatment of psychosis in patients with schizophrenia, or any other clinical trial or preclinical studies in animals that we conduct, could mandate repeated or additional clinical trials and could result in changes to or delays in clinical trials KarXT in other indications. We do not know whether any clinical trials that we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market KarXT for our initial or potential additional indications, or any other product candidate. If later stage clinical trials do not produce favorable results, our ability to obtain regulatory approval for KarXT for initial or potential additional indications, or any other product candidate, may be adversely impacted.

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

We have relied on Eli Lilly and Company, or Eli Lilly, to have conducted research and development in accordance with the applicable protocol, legal, regulatory and scientific standards, having accurately reported the results of all clinical trials conducted prior to our acquisition of the rights to xanomeline and having correctly collected and interpreted the data from these trials. If the research and development processes or the results of the development programs prior to our development of KarXT prove to be unreliable, this could result in increased costs and delays in the development of KarXT, which could adversely affect any future revenue from this product candidate.

We may also acquire or in-license additional product candidates for preclinical or clinical development or commercial sale in the future as we continue to build our pipeline. The risks associated with acquiring or in-licensing product candidates could result in delays in the commencement or completion of our preclinical studies and clinical trials, if ever, and our ability to generate revenues from our product candidates may be delayed.

The results of early-stage clinical trials and preclinical studies may not be predictive of future results. Initial data in our clinical trials may not be indicative of results obtained when these trials are completed or in later stage trials.

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

Patient enrollment is affected by many factors, including:

•	the patient eligibility criteria defined in the protocol;
•	the size of the patient population required for analysis of the trial’s primary endpoints;
•	the proximity of patients to trial sites;

•	the design of the trial;
•	our ability to recruit clinical trial investigators with the appropriate competencies and experience;
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

As product candidates proceed through preclinical studies to late-stage clinical trials towards potential approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize processes and results. For example, we are exploring other formulations and modes of administration for KarXT. Similarly, in our recently completed Phase 2 clinical trial, we used a co-formulation of KarXT, whereas previous clinical data were based on either xanomeline alone or xanomeline co-administered with trospium. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the materials manufactured using altered processes. Such changes may also require additional testing, FDA notification or FDA approval. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commence sales and generate revenue.

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following regulatory approval, if obtained.

Undesirable side effects caused by KarXT, or any future product candidate, could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. In clinical trials of KarXT to date, cholinergic adverse events were generally mild or moderate in severity. However, there can be no guarantee that we would observe a similar tolerability profile of KarXT in our planned Phase 3 clinical trial or in other future clinical trials. Many compounds that initially showed promise in clinical or earlier stage testing are later found to cause undesirable or unexpected side effects that prevented further development of the compound.

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

We have never commercialized a product, and even if KarXT for the treatment of any indication, or any future product candidate of ours is approved by the appropriate regulatory authorities for marketing and sale, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. Physicians may be reluctant to take their patients off their current medications and switch their treatment regimen to KarXT. Further, patients often acclimate to the treatment regimen that they are currently taking and do not want to switch unless their physicians recommend switching products or they are required to switch due to lack of coverage and adequate reimbursement. In addition, even if we are able to demonstrate our product candidates’ safety and efficacy to the FDA and other regulators, safety or efficacy concerns in the medical community may hinder market acceptance.

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

Although the development and commercialization of KarXT for the treatment of psychosis in patients with schizophrenia and DRP as well as pain is our primary focus, as part of our longer-term growth strategy, we plan to evaluate KarXT in other indications and develop other product candidates. We intend to evaluate internal opportunities from KarXT or other potential product candidates, and also may choose to in-license or acquire other product candidates as well as commercial products to treat patients suffering from other disorders with significant unmet medical needs and limited treatment options. These other potential product candidates will require additional, time-consuming development efforts prior to commercial sale, including preclinical studies, clinical trials and approval by the FDA and/or applicable foreign regulatory authorities. All product candidates are prone to the risks of failure that are inherent in pharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, we cannot assure you that any such products that are approved will be manufactured or produced economically, successfully commercialized or widely accepted in the marketplace or be more effective than other commercially available alternatives.

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

The market for KarXT for schizophrenia, DRP and pain and any other product candidates we may develop may be smaller than we expect.

Our estimates of the potential market opportunity for KarXT for the treatment of psychosis in patients with schizophrenia and DRP and in pain as well as any other product candidates include several key assumptions based on our industry knowledge, industry publications and third-party research reports. There can be no assurance that any of these assumptions are, or will remain, accurate. If the actual market for KarXT for these or other indications, or for any other product candidate we may develop, is smaller than we expect, our revenues, if any, may be limited and it may be more difficult for us to achieve or maintain profitability.

Competitive products may reduce or eliminate the commercial opportunity for KarXT for our current or future indications. If our competitors develop technologies or product candidates more rapidly than we do, or their technologies are more effective or safer than ours, our ability to develop and successfully commercialize KarXT may be adversely affected.

The clinical and commercial landscape for the treatment of psychosis in patients with schizophrenia and DRP as well as in pain is highly competitive and subject to rapid and significant technological change. We face competition with respect to our indications for KarXT and will face competition with respect to any other drug candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell drugs or are pursuing the development of drug candidates for the treatment of the indications that we are pursuing. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

Although there are no FDA-approved drugs for the negative and cognitive symptoms of schizophrenia, many large pharmaceutical companies market FDA-approved drugs for the treatment of the psychotic symptoms of schizophrenia. These drugs include: Abilify, marketed by Bristol-Myers Squibb Company, Zyprexa, marketed by Eli Lilly, Vraylar, marketed by Allergan, Clozaril, marketed by Mylan Products Ltd., and Latuda, marketed by Sumitomo Dainippon Pharma Co., Ltd. Similarly, while there are currently no FDA-approved treatments for DRP, patients with Alzheimer’s Disease, or AD, are prescribed drugs for enhancing their cognition, and include acetylcholinesterase inhibitors such as, donepezil, galantamine, rivastigmine and memantine. These medications are available generically although specific dosage forms and combinations are proprietary and marketed by large pharmaceutical companies such as, Allergan, Janssen Pharmaceuticals NV, Novartis International AG and Pfizer Inc. Furthermore, patients with DRP may be prescribed antipsychotic medications that are indicated and approved for schizophrenia.

The current standard of care for neuropathic and inflammatory pain include opioids, nonsteroidal anti-inflammatory drugs (NSAIDs), topical agents, anticonvulsants and antidepressants. We are aware of many FDA-approved drugs for the treatment of neuropathic and inflammatory pain, including Lyrica, marketed by Pfizer Inc., Suboxone, marketed by Reckitt Benckiser Group plc, Oxecta, marketed by Pfizer Inc., and OxyContin, manufactured by Purdue Pharma.

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

In addition, our competitors may obtain patent protection, regulatory exclusivities or FDA approval and commercialize products more rapidly than we do, which may impact future approvals or sales of any of our product candidates that receive regulatory approval. If the FDA approves the commercial sale of KarXT or any other product candidate, we will also be competing with respect to marketing capabilities and manufacturing efficiency. We expect competition among products will be based on product efficacy and safety, the timing and scope of regulatory approvals, availability of supply, marketing and sales capabilities, product price, reimbursement coverage by government and private third-party payors, regulatory exclusivities and patent position. Our profitability and financial position will suffer if our product candidates receive regulatory approval, but cannot compete effectively in the marketplace.

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

KarXT is a patented combination of trospium, an FDA-approved generic drug, and xanomeline which exposes us to additional risks.

We are developing KarXT as a combination of trospium, which has been approved by the FDA for the treatment of overactive bladder, and xanomeline. Even if KarXT were to receive marketing approval or be commercialized, we would continue to be subject to the risks that the FDA or similar regulatory authorities could revoke approval of trospium or that safety, efficacy, manufacturing or supply issues could arise with trospium. This could result in our own products being removed from the market or being less commercially successful.

We may be unable to prevent third parties from selling, making, promoting, manufacturing, or distributing alternative combination therapies with xanomeline, or xanomeline as a single therapeutic.

We currently have two issued U.S. patents directed to an oral medicament comprising certain doses of xanomeline and/or the salt thereof in combination with certain doses of trospium chloride and two issued U.S. patents directed to methods for treating central nervous system disorders using combinations of certain oral doses of xanomeline and/or the salt thereof and certain oral doses of trospium chloride. We also have one issued patent in Canada and one in Europe, with other patent applications pending in the U.S., Europe, Hong Kong and Japan. These patents would not prevent a third-party from creating, making and marketing alternative combination therapies that fall outside the scope of the patent claims. There can be no assurance that any such alternative combination therapies with xanomeline, or xanomeline as a single therapeutic, will not be therapeutically equivalent or commercially feasible. In the event an alternative combination with xanomeline, or xanomeline as a single therapeutic, is developed and approved for use in indications that we may seek approval for, the marketability and commercial success of KarXT, if approved, could be materially harmed.

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

We currently have no commercial infrastructure. If we are unable to develop such infrastructure on our own or through collaborations with partners, we will not be successful in commercializing our product candidates.

We currently have no commercial infrastructure, which includes but is not limited to, marketing, sales or distribution capabilities. If KarXT is approved for the treatment of psychosis in patients with schizophrenia and DRP, we intend to establish a sales and marketing organization, either on our own or in collaboration with third parties, with technical expertise and supporting distribution capabilities to commercialize the approved product in key territories, which will require substantial additional resources. Some or all of these costs may be incurred in advance of any approval of KarXT. Any failure or delay in the development of our or third parties’ internal sales, marketing and distribution capabilities would adversely impact the commercialization of KarXT and other future product candidates.

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

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. On March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The United Kingdom formally left the European Union on January 31, 2020. A transition period began on February 1, 2020, during which European Union pharmaceutical law remains applicable to the United Kingdom. This transition period is due to end on December 31, 2020. Since the regulatory framework in the United Kingdom covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime with respect to the approval of our product candidates in the United Kingdom. It remains to be seen how, if at all, Brexit will impact regulatory requirements for product candidates and products in the United Kingdom. Any delay in obtaining, or an inability to obtain, any regulatory approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business.

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

There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved drugs. Regulatory approvals, pricing and reimbursement for new drug products vary widely from country to country. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, or HHS, as CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private payors tend to follow CMS to a substantial degree. It is difficult to predict what CMS will decide with respect to reimbursement for novel products such as ours. Reimbursement agencies in Europe may be more conservative than CMS, but ultimately make their own coverage determinations. Outside the United States, certain countries, including a number of member states of the European Union, set prices and reimbursement for pharmaceutical products, or medicinal products, as they are commonly referred to in the European Union, with limited participation from the marketing authorization holders. We cannot be sure that such prices and reimbursement will be acceptable to us or our collaborators. If the regulatory authorities in these foreign jurisdictions set prices or reimbursement levels that are not commercially attractive for us or our collaborators, our revenues from sales by us or our collaborators, and the potential profitability of our drug products, in those countries would be negatively affected. An increasing number of countries are taking initiatives to attempt to reduce large budget deficits by focusing cost-cutting efforts on pharmaceuticals for their state-run health care systems. These international price control efforts have impacted all regions of the world, but have been most drastic in the European Union. Additionally, some countries require approval of the sale price of a product before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then may experience delays in the reimbursement approval of our product or be subject to price regulations that would delay our commercial launch of the product, possibly for lengthy time periods, which could negatively impact the revenues we are able to generate from the sale of the product in that particular country.

The healthcare industry is acutely focused on cost containment, both in the United States and elsewhere. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for certain medications, which could affect our ability or that of any future collaborators to sell our product candidates profitably. For example, the Trump administration recently released a “Blueprint,” to reduce the cost of drugs. The Trump administration’s Blueprint contains certain measures that the HHS is already working to implement. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Payors may not view our products, if any, as cost-effective, and coverage and reimbursement may not be available to our customers, or those of any future collaborators, or may not be sufficient to allow our products, if any, to be marketed on a competitive basis. Cost-control initiatives could cause us, or any future collaborators, to decrease the price we, or they, might establish for products, which could result in lower than anticipated product revenues. If the prices for our products, if any, decrease or if governmental and other third-party payors do not provide coverage or adequate reimbursement, our prospects for revenue and profitability will suffer.

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

A pandemic, epidemic or outbreak of an infectious disease in the United States may adversely affect our business.

If a pandemic, epidemic or outbreak of an infectious disease occurs in the United States or worldwide, our business may be adversely affected. In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. This virus continues to spread globally and, as of March 2020, has spread to over 70 countries, including the United States and has been declared a pandemic by the World Health Organization. The spread of COVID-19 has impacted the global economy and may impact our operations, including the potential interruption of our clinical trial activities, regulatory reviews and our supply chain. For example, the COVID-19 outbreak may delay enrollment in our clinical trials due to prioritization of hospital resources toward the outbreak or other factors, and some patients may be unwilling to enroll in our trials or be unable to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services, which would delay our ability to conduct clinical trials or release clinical trial results and could delay our ability to obtain regulatory approval and commercialize our product candidates. Furthermore, the spread of the virus may affect the operations of key governmental agencies, such as the FDA, which may delay the development of our product candidates. The spread of an infectious disease, including COVID-19, may also result in the inability of our suppliers to deliver components or raw materials on a timely basis or at all. In addition, hospitals may reduce staffing and reduce or postpone certain treatments in response to the spread of an infectious disease. Such events may result in a period of business disruption, and in reduced operations, or doctors and medical providers may be unwilling to participate in our clinical trials, any of which could materially affect our business, financial condition and results of operations. The extent to which the coronavirus impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. A significant outbreak of coronavirus and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, resulting in an economic downturn that could impact our business, financial condition and results of operations.

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

•

Federal civil and criminal false claims laws and civil monetary penalty laws, including False Claims Laws—The federal civil and criminal false claims laws, including the federal civil False Claims Act, and federal civil monetary penalties laws which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false, fictitious or fraudulent; knowingly making or causing a false statement or record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government A claim that includes items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim under the federal civil False Claims Act. Manufacturers can be held liable under the False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The False Claims Act also permits a private individual acting as a “whistleblower” to bring qui tam actions on behalf of the federal government alleging violations of the False Claims Act and to share in any monetary recovery;

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

•

Transparency Requirements—The federal Physician Payments Sunshine Act, created under the ACA, and its implementing regulations, require manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the HHS under the Open Payments Program, information related to payments or other transfers of value made to physicians, certain other healthcare professionals, and teaching hospitals, as well as ownership and investment interests held by physicians, certain other healthcare professional and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners; and

•

Analogous State and Foreign Laws—Analogous state and foreign fraud and abuse laws and regulations, such as state anti-kickback and false claims laws, which may be broader in scope and apply regardless of payor. These laws are enforced by various state agencies and through private actions. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant federal government compliance guidance, require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, and restrict marketing practices or require disclosure of marketing expenditures or drug pricing. Some state and local laws require the registration of pharmaceutical sales representatives. State and foreign laws also govern the privacy and security of health information in some circumstances. These data privacy and security laws may differ from each other in significant ways and often are not pre-empted by HIPAA, which may complicate compliance efforts.

Efforts to ensure that our business arrangements with third parties, and our business generally, will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, disgorgement, exclusion from government funded healthcare programs, such as Medicare and Medicaid, integrity and oversight agreements to resolve allegations of non-compliance, contractual damages, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. Defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to significant criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

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
•

a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts, which was increased to 70% by the Bipartisan Budget Act of 2018, off negotiated prices of applicable brand products to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient products to be covered under Medicare Part D;

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

Some of the provisions of the ACA have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the ACA. Since January 2017, President Trump has signed two executive orders and other directives designed to delay the implementation of certain provisions of the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA. The Tax Cuts and Jobs Act of 2017, or Tax Act, includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or the Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional, and remanded the case to the lower court to reconsider its earlier invalidation of the full ACA. Pending review, the ACA remains in effect, but it is unclear at this time what effect the latest ruling will have on the status of the ACA.

On January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On October 13, 2017, President Trump signed an Executive Order terminating the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. On June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. This was appealed to the U.S. Supreme Court, which heard arguments on December 10, 2019. We cannot predict how the U.S. Supreme Court will rule. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known. In December 2018, CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of the federal district court litigation regarding the method CMS uses to determine this risk adjustment. On January 31, 2020, CMS issued the proposed annual Notice of Benefit and Payment Parameters Rule for 2021, which, in part, sets the parameters for the risk adjustment program. In addition, CMS published a final rule that would give states greater flexibility, starting in 2020, in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.

Moreover, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. However, on December 20, 2019, President Trump signed into law the Further Consolidated Appropriations Act (H.R. 1865), which repeals the Cadillac tax, the health insurance provider tax, and the medical device excise tax. It is impossible to determine whether similar taxes could be instated in the future. The Bipartisan Budget Act of 2018, also amended the ACA, effective January 1, 2019, by increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and closing the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In December 2018, CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On January 31, 2020, CMS issued the proposed annual Notice of Benefit and Payment Parameters Rule for 2021, which, in part, will set the parameters for the risk adjustment program. In addition, CMS has published a final rule that would give states greater flexibility, starting in 2020, in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2029 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws and regulations may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

There has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal years 2019 and 2020 contain further drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients.

Additionally, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. HHS has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs, effective January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. For example, on September 25, 2019, the Senate Finance Committee introduced the Prescription Drug Pricing Reduction Act of 2019, a bill intended to reduce Medicare and Medicaid prescription drug prices. The proposed legislation would restructure the Part D benefit, modify payment methodologies for certain drugs, and impose an inflation cap on drug price increases. An even more restrictive bill, the Lower Drug Costs Now Act of 2019, was introduced in the House of Representatives on September 19, 2019, passed the House on December 12, 2019, and was received in the Senate four days later. This bill, if passed, would require the HHS to directly negotiate drug prices with manufacturers. It is unclear whether either of these bills will be signed into law, and if either is enacted, what effect it would have on our business.

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

Our third-party manufacturers may be subject to damage or interruption from, among other things, fire, natural or man-made disaster, power loss, telecommunications failure, unauthorized entry, computer viruses, denial-of-service attacks, acts of terrorism, human error, vandalism or sabotage, financial insolvency, bankruptcy and similar events. For example, in December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China. The extent to which the novel coronavirus may impact our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others.

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

We, our collaborators, our CROs, third-party logistics providers, distributors and other contractors and consultants utilize information technology, or IT, systems and networks to process, transmit and store electronic information in connection with our business activities. As use of digital technologies has increased, cyber incidents, including third parties gaining access to employee accounts using stolen or inferred credentials, computer malware, viruses, spamming, phishing attacks or other means, and deliberate attacks and attempts to gain unauthorized access to computer systems and networks, have increased in frequency and sophistication. These threats pose a risk to the security of our, our collaborators’, our CROs’, third-party logistics providers’, distributors’ and other contractors’ and consultants’ systems and networks, and the confidentiality, availability and integrity of our data. There can be no assurance that we will be successful in preventing cyber-attacks or successfully mitigating their effects. Similarly, there can be no assurance that our collaborators, CROs, third-party logistics providers, distributors and other contractors and consultants will be successful in protecting our clinical and other data that is stored on their systems. Any cyber-attack, data breach or destruction or loss of data could result in a violation of applicable U.S. and international privacy, data protection and other laws, and subject us to litigation and governmental investigations and proceedings by federal, state and local regulatory entities in the United States and by international regulatory entities, resulting in exposure to material civil and/or criminal liability. Further, our general liability insurance and corporate risk program may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for all liability that maybe imposed; and could have a material adverse effect on our business and prospects. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials for any of our product candidates could result in delays in our development and regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, we may suffer reputational harm or face litigation or adverse regulatory action as a result of cyber-attacks or other data security breaches and may incur significant additional expense to implement further data protection measures.

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

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. We expect to seek extensions of patent terms in the United States and, if available, in other countries where we are prosecuting patents. In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 permits a patent term extension of up to seven and a half years beyond the normal expiration of the patent, which is limited to the approved indication (or any additional indications approved during the period of extension). We might not be granted an extension because of, for example, failure to apply within applicable periods, failure to apply prior to the expiration of relevant patents or otherwise failure to satisfy any of the numerous applicable requirements. Moreover, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may be able to obtain approval of competing products following our patent expiration by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case. If this were to occur, it could have a material adverse effect on our ability to generate revenue.

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

As of December 31, 2019, we had 19 full-time employees. Our focus on the development of KarXT requires us to optimize cash utilization and to manage and operate our business in a highly efficient manner. We cannot assure you that we will be able to hire and/or retain adequate staffing levels to develop KarXT or run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish.

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

In June 2019, we closed our initial public offering. Prior to our initial public offering, there was no public market for our common stock. Although we completed our initial and follow-on public offerings and shares of our common stock are listed on The Nasdaq Global Market, an active trading market for our shares may not be maintained. If an active market for our common stock is not maintained, it may be difficult for our investors to resell their shares without depressing the market price for the shares or at all. An inactive trading market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

The trading price of our common stock is likely to continue to be highly volatile. Securities class action or other litigation involving our company or members of our management team could also substantially harm our business, financial condition and results of operations.

Our stock price is volatile. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

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

We are an “emerging growth company” and a “smaller reporting company,” and the reduced disclosure requirements applicable to emerging growth and smaller reporting companies may make our common stock less attractive to investors.

We are an emerging growth company, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies.” We could remain an “emerging growth company” until December 31, 2024, or until the earliest of (1) the last day of the first fiscal year in which our annual gross revenue exceeds $1.07 billion, (2) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter or (3) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three-year period. So long as we remain an “emerging growth company,” we expect to avail ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404. When our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, the cost of our compliance with Section 404 will correspondingly increase. Moreover, if we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

We are also a “smaller reporting company” as defined in the Exchange Act, and have elected to take advantage of certain of the scaled disclosures available to smaller reporting companies.

We incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, and particularly after we are no longer an “emerging growth company,” we have incurred, and will continue to incur, significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified members of our board of directors.

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

Pursuant to Section 404, we will be required to furnish a report by our management on our internal control over financial reporting beginning with our Annual Report on Form 10-K for the year ending December 31, 2020. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements.

Sales of a substantial number of our common stock in the public market could cause our share price to fall.

Sales of a substantial number of our common stock in the public market or the perception that these sales might occur could depress the market price of our common shares, could make it more difficult for you to sell your common stock at a time and price that you deem appropriate and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.

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

Based upon 26,082,710 shares outstanding as of March 13, 2020, our executive officers and directors, combined with our stockholders who own more than 5% of our outstanding common stock and their affiliates, in the aggregate, beneficially own shares representing approximately 56.1% of our common stock. In particular, PureTech Health owns approximately 20.4% of our common stock and is our largest stockholder. As a result, if PureTech Health along with stockholders who own more than 5% of our outstanding common stock, were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

•	delay, defer or prevent a change in control;
•	entrench our management or the board of directors; or
•	impede a merger, consolidation, takeover or other business combination involving us that other stockholders may desire.

Some of these persons or entities may have interests different than yours. For example, because many of these stockholders purchased their shares at prices substantially below the price at which shares were sold in our public offerings and have held their shares for a longer period, they may be more interested in selling our company to an acquirer than other investors or they may want us to pursue strategies that deviate from the interests of other stockholders.

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act of 2002, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

ITEM 2.	PROPERTIES

Our headquarters are located at 33 Arch Street, Suite 3110, Boston, Massachusetts, where we occupied approximately 7,050 square feet of leased office space as of December 31, 2019. In January 2020, we executed an amendment to take possession of approximately 4,175 square feet of additional leased office space on the same floor as our headquarters. This lease expires in December 2023.

Additionally, in February 2020, we opened an office located at 11711 N. Meridian Street, Suite 430, Carmel, Indiana, consisting of 5,050 square feet of leased office space. This lease expires in July 2023.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Certain Information Regarding the Trading of Our Common Stock

Our common stock trades under the symbol “KRTX” on the Nasdaq Global Market and has been publicly traded since June 28, 2019. Prior to this time, there was no public market for our common stock.

Holders of Our Common Stock

As of March 13, 2020, there were approximately 13 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.

Recent Sales of Unregistered Securities

We deemed the grants and exercises of stock options issued under our equity compensation plans prior to the completion of our initial public offering in July 2019 to be exempt from registration in reliance on Rule 701 of the Securities Act as offers and sales of securities under compensatory benefit plans and contracts relating to compensation. Each of the recipients of securities in any transaction exempt from registration either received or had adequate access, through employment, business or other relationships, to information about us.

Use of Proceeds from Registered Securities

On July 2, 2019, we completed the initial public offering, the IPO, of our common stock pursuant to which we issued and sold 6,414,842 shares of our common stock at a price to the public of $16.00 per share. This included the full exercise of the underwriters’ over-allotment option to purchase an additional 836,718 shares.

All of the shares issued and sold in the initial public offering were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File Nos. 333-231863 and 333-232395), which were declared effective on June 27, 2019. Following the sale of the shares in connection with the closing of our initial public offering, the offering terminated. Goldman Sachs & Co. LLC, Citigroup and Wells Fargo Securities acted as joint book-running managers and Wedbush PacGrow acted as co-manager of the IPO.

The aggregate net proceeds to us from the IPO, inclusive of proceeds from the over-allotment exercise, were approximately $93.0 million after deducting underwriting discounts and commissions of $7.2 million and offering expenses of approximately $2.4 million. None of the underwriting discounts and commissions or offering expenses were incurred or paid to directors or officers of ours or their associates or to persons owning 10 percent or more of our common stock or to any of our affiliates.

On November 25, 2019, we completed a follow-on public offering of our common stock pursuant to which we issued and sold 2,600,000 shares of our common stock at a price to the public of $96.00 per share.

All of the shares issued and sold in the follow-on public offering were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-234756), which was declared effective by the SEC on November 20, 2019. Following the sale of the shares in connection with the closing of our follow-on public offering, the offering terminated. Goldman Sachs & Co. LLC, Citigroup and Stifel, Nicolaus & Company, Incorporated acted as joint book-running managers and JMP Securities LLC acted as lead manager of our follow-on public offering.

The aggregate net proceeds to us from the follow-on public offering were approximately $234.2 million after deducting underwriting discounts and commissions of $15.0 million and offering expenses of approximately $0.4 million. None of the underwriting discounts and commissions or offering expenses were incurred or paid to directors or officers of ours or their associates or to persons owning 10 percent or more of our common stock or to any of our affiliates.

Information related to use of proceeds from registered securities is incorporated herein by reference to the “Use of Proceeds” sections of the our final prospectus related to the IPO and final prospectus related to the follow-on offering. There has been no material change in our planned use of the net proceeds from the offerings as described in our these prospectus documents filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on June 28, 2019 and November 21, 2019, respectively.

Issuer Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	SELECTED FINANCIAL DATA

You should read the following selected financial data together with our consolidated financial statements and the related notes appearing at the end of this Annual Report on Form 10-K and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section. We have derived the statement of operations data for the years ended December 31, 2019 and 2018 and the balance sheet data as of December 31, 2019 and 2018 from our audited consolidated financial statements appearing at the end of this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Year Ended December 31,
	2019	2018
	(in thousands, except share and per share data)
Statement of Operations Data:
Revenue	$—	$—
Operating expenses:
Research and development	24,536	11,536
General and administrative	20,869	2,974
Total operating expenses	45,405	14,510
Loss from operations	(45,405)	(14,510)
Other income (expense):
Interest (expense) income	11	(407)
Interest income	2,517	25
Accretion of debt discount	(945)	(2,176)
Change in fair value of derivative	(135)	(444)
Total other income (expense), net	1,448	(3,002)
Net loss before income taxes	$(43,957)	$(17,512)
Net loss per share—basic and diluted(1)	$(3.68)	$(4,378,000)
Weighted-average number of common shares used in net loss per share—basic and diluted(1)	11,958,152	4

(1)

See Note 2 in the notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, for a description of the method used to calculate basic and diluted net loss per share.

	As of December 31,
	2019	2018
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$389,397	$13,887
Working capital(1)	389,748	14,400
Total assets	393,024	15,857
Redeemable convertible preferred stock	—	41,965
Total stockholders’ equity (deficit)	389,916	(29,922)

(1)	We define working capital as current assets less current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the “Selected Financial Data” section of this Annual Report on Form 10-K and our consolidated financial statements and the related notes included at the end of this Annual Report on Form 10-K. This discussion and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are an innovative clinical-stage biopharmaceutical company committed to developing novel therapies with the potential to transform the lives of people with disabling and potentially fatal neuropsychiatric disorders and pain. Our pipeline is built on the broad therapeutic potential of our lead product candidate, KarXT, an oral modulator of muscarinic receptors that are located both in the central nervous system, or CNS, and various peripheral tissues. KarXT is our proprietary product candidate that combines xanomeline, a novel muscarinic agonist, with trospium, an approved muscarinic antagonist, to preferentially stimulate muscarinic receptors in the CNS. We recently announced topline results from our Phase 2 clinical trial of KarXT for the treatment of acute psychosis in patients with schizophrenia, in which KarXT met the trial’s primary endpoint and was observed to be well tolerated. We are also developing KarXT as a potential treatment for dementia-related psychosis, or DRP, and pain. In the fourth quarter of 2019, we initiated two Phase 1b clinical trials of KarXT. One trial is evaluating the safety and tolerability of KarXT in healthy elderly volunteers as a precursor to KarXT’s development in a DRP patient population. The second trial is evaluating the effect of KarXT on experimentally induced pain in healthy volunteers. We have assembled a team whose members have extensive expertise in the research, development and commercialization of numerous CNS agents, as well as deep familiarity with the biology of neuropsychiatric disorders, such as schizophrenia and DRP, including the role of muscarinic receptors in potential treatment of these diseases. We plan to leverage this expertise to develop a pipeline of product candidates targeting a broad range of psychiatric and neurological conditions.

Since our inception in 2009, we have focused substantially all of our efforts and financial resources on organizing and staffing our company, acquiring and developing our technology, raising capital, building our intellectual property portfolio, undertaking preclinical studies and clinical trials and providing general and administrative support for these activities.

On June 27, 2019, our registration statement on Form S-1 relating to our initial public offering, or IPO, of our common stock was declared effective by the Securities and Exchange Commission, or SEC. In the IPO, which closed on July 2, 2019, we issued and sold 6,414,842 shares of our common stock, including full exercise of the underwriters’ over-allotment option to purchase an additional 836,718 shares, at a public offering price of $16.00 per share. The aggregate net proceeds to us from the IPO, inclusive of proceeds from the over-allotment exercise, were approximately $93.0 million after deducting underwriting discounts and commissions of $7.2 million and offering expenses of approximately $2.4 million.

On November 20, 2019, our registration statement on Form S-1 relating to our follow-on public offering of our common stock was declared effective by the SEC. In this offering, which closed on November 25, 2019, we issued and sold 2,600,000 shares of our common stock at a public offering price of $96.00 per share. The aggregate net proceeds to us from the follow-on offering were approximately $234.2 million after deducting underwriting discounts and commissions of $15.0 million and offering expenses of approximately $0.4 million. Prior to the initial and follow-on public offerings, we have funded our operations primarily with proceeds from the sales of redeemable convertible preferred stock and the issuance of convertible notes.

We have never generated revenue and have incurred significant net losses since inception. Our net losses were $44.0 million and $17.5 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, we had an accumulated deficit of $75.5 million. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our operating expenses and capital expenditures will increase substantially, particularly as we:

•	invest significantly to further develop KarXT for our current and future indications;
•	advance additional product candidates into preclinical and clinical development;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
•	require the manufacture of larger quantities of our product candidates for clinical development and potential commercialization;
•	hire additional clinical, scientific, management and administrative personnel;
•	maintain, expand and protect our intellectual property portfolio;
•	acquire or in-license other assets and technologies; and
•

add additional operational, financial and management information systems and processes to support our ongoing development efforts, any future manufacturing or commercialization efforts and our transition to operating as a public company.

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

As of December 31, 2019, we had cash, cash equivalents and short-term investments of $389.4 million. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated operating and capital expenditure requirements through at least the next 36 months. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”

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

	Year Ended December 31,
	2019	2018
Schizophrenia clinical trials	$13,455	$8,160
Pain clinical trials	619	—
Dementia-related psychosis clinical trials	381	—
Formulation and CMC	1,871	1,130
Preclinical	1,908	540
Unallocated expenses	6,302	1,706
Total research and development expense	$24,536	$11,536

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

General and Administrative Expenses

General and administrative expenses consist primarily of employee-related costs for personnel in executive, finance and administrative functions, costs related to maintenance and filing of intellectual property, facility-related costs, insurance costs, and other expenses for outside professional services, including legal, human resources, data management, audit and accounting services. Personnel costs consist of salaries, benefits, travel expense and stock-based compensation expense.

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research activities and development of our product candidates. We also anticipate that we will incur increased accounting, audit, legal, regulatory, compliance and director and officer insurance costs as well as investor and public relations expenses associated with operating as a public company.

Other Income (Expense)

Interest Income (Expense).    Interest income (expense) consists of interest accrued, net of any interest forgiven, on the principal balance of convertible notes that were issued and outstanding during 2019 and 2018. In August 2018, March 2019, and April 2019 all outstanding convertible notes were converted into redeemable convertible preferred stock. A portion of the accrued interest was forgiven with respect to certain convertible notes upon their conversion into redeemable convertible preferred stock, and the forgiven interest was recorded as a reduction to interest expense in the years ended December 31, 2019 and 2018.

Interest Income.    Interest income consists of interest income from our cash equivalents and short-term investments.

Accretion of Debt Discount.    Upon issuance of our convertible notes, each note was recorded at cost, net of the derivative liability (see “—Critical Accounting Polices and Estimates”). This discount on each outstanding note, if any, was amortized as interest expense to the date such note was expected to convert using the effective interest rate method and is reflected in the statements of operations as accretion of debt discount.

Change in Fair Value of Derivatives.    Our convertible notes contained conversion options at a significant premium that were deemed to be embedded derivatives that are required to be bifurcated and accounted for separately from the convertible note. We remeasured the derivative liability to fair value at each reporting date, and we recognized changes in the fair value of the derivative liabilities in our statements of operations. As part of the conversion of outstanding convertible notes into redeemable convertible preferred stock, all derivatives were settled in 2019.

Results of Operations

Comparison of the Years Ended December 31, 2019 and 2018

	Year Ended December 31,
	2019	2018	Change
		(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	24,536	11,536	13,000
General and administrative	20,869	2,974	17,895
Total operating expenses	45,405	14,510	30,895
Loss from operations	(45,405)	(14,510)	(30,895)
Total other income (expense), net	1,448	(3,002)	4,450
Net loss attributable to common stockholders	$(43,957)	$(17,512)	$(26,445)

Research and Development Expenses

	Year Ended December 31,
	2019	2018	Change
		(in thousands)
Direct research and development expenses:
Schizophrenia clinical trials	$13,455	$8,160	$5,295
Pain clinical trials	619	-	619
Dementia-related psychosis clinical trials	381	-	381
Formulation and CMC	1,871	1,130	741
Preclinical	1,908	540	1,368
Unallocated expenses:
Personnel related (including stock-based compensation)	3,495	947	2,548
Consultant fees and other expenses	2,807	759	2,048
Total research and development expense	$24,536	$11,536	$13,000

Expenses related to our schizophrenia clinical trials increased by $5.3 million due to the progress of our Phase 2 clinical trial, for which topline data was announced in November 2019. The $0.6 million and $0.4 million in expenses related to pain and dementia-related psychosis clinical trials, respectively, consist of study preparation and startup costs for Phase 1b clinical trials incurred in the year ended December 31, 2019. Formulation and CMC expenses increased by $0.7 million due to an increase in formulation development activities. Preclinical expenses increased by $1.4 million due to the initiation and execution of toxicology studies. The increase of $2.5 million in personnel-related costs was primarily a result of an increase in headcount. The increase of $2.0 million in consultant fees and other expenses was due to a combination of an increase in consulting activities as well as costs associated with our discovery programs.

General and Administrative Expenses

	Year Ended December 31,
	2019	2018	Change
		(in thousands)
Personnel-related (including stock-based compensation)	$15,750	$1,564	$14,186
Professional and consultant fees	2,130	999	1,131
Other	2,989	411	2,578
Total general and administrative expense	$20,869	$2,974	$17,895

The increase of $14.2 million in personnel-related costs was primarily due to an increase in stock-based compensation of $11.2 million, which was primarily attributable to certain grants near or at the time of our IPO that fully vested in 2019 on an accelerated schedule. The increase of $1.1 million in professional and consultant fees was primarily due to an increase in audit fees, legal costs, public relations consulting fees, and recruiting costs related to our preparations to be, and our ongoing business activities as, a public company. The increase of $2.6 million in other costs was primarily due to insurance costs and our facility lease in Boston, Massachusetts.

Other Income (Expense), Net

	Year Ended December 31,
	2019	2018	Change
		(in thousands)
Interest income (expense)	$11	$(407)	$418
Interest income	2,517	25	2,492
Accretion of debt discount	(945)	(2,176)	1,231
Change in fair value of derivative	(135)	(444)	309
Total other income (expense), net	$1,448	$(3,002)	$4,450

Interest income (expense) for the year ended December 31, 2019 reflects the excess of interest forgiven upon conversion of all outstanding convertible notes at the time of our Series B convertible preferred stock financing over interest expense accrued on such convertible notes during the period. Interest income (expense) for the year ended December 31, 2018 represents the excess of interest expense accrued on convertible notes that were outstanding during the period over interest forgiven upon conversion of all convertible notes outstanding at the time of our Series A convertible preferred stock financing.

Interest income is attributable to interest earned on our cash equivalents and short-term investments, which were purchased beginning in November 2018.

The accretion of debt discount for the year ended December 31, 2019 was attributable to convertible notes that were outstanding prior to the conversion of the associated notes in March 2019 into shares of our Series B convertible preferred stock. The accretion of debt discount for the year ended December 31, 2018 was attributable to convertible notes that were outstanding prior to the conversion of the associated notes in August 2018 into shares of our Series A convertible preferred stock, and convertible notes that were issued after such conversion. All related debt discounts were fully accreted at the time of each respective conversion.

The change in fair value of derivative for the year ended December 31, 2019 reflects the mark-to-market of the convertible note derivative liabilities prior to the conversion of the associated notes in March 2019 into shares of our Series B convertible preferred stock. The change in fair value of derivative for the year ended December 31, 2018 reflects the mark-to-market of the convertible note derivative liabilities prior to the conversion of the associated notes in August 2018 into shares of our Series A convertible preferred stock, and the mark-to-market of the convertible note derivative liabilities for associated notes that were issued after such conversion.

Income Taxes

We have not recorded any income tax benefits for the net losses we incurred or for the research and development tax credits we generated during the years ended December 31, 2019 and 2018 as we believed, based upon the weight of available evidence, that it was more likely than not that all of the net operating loss carryforwards and tax credits will not be realized. At December 31, 2019, we had federal net operating loss carryforwards totaling $51.8 million, of which $9.7 million begin to expire in 2029 and $42.1 million can be carried forward indefinitely. At December 31, 2019, we had state net operating loss carryforwards totaling $51.6 million which begin to expire in 2030. The federal and state operating loss carryforwards may be available to offset future income tax liabilities. As of December 31, 2019, we also had federal and state research and development tax credit carryforwards of $2.8 million and $0.3 million, respectively, which begin to expire in 2038 and 2033, respectively. Through December 31, 2019, we had recorded a full valuation allowance against our net deferred tax assets at each balance sheet date.

We filed federal and state taxes as part of a controlled group with PureTech Health LLC, or PureTech Health, a related party, until the closing of our Series A financing in August 2018. Following the financing, we no longer met the requirements to be included in the controlled group filing, as PureTech Health no longer held 80% of our outstanding voting securities, thereby requiring us to file a separate U.S. federal income tax return for the period beginning on that date going forward. On July 2, 2019, PureTech no longer held 50% of the outstanding shares of the Company and therefore, beginning on this date, we will file separate state income tax returns.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. To date, we have funded our operations primarily with proceeds from the sale of redeemable convertible preferred stock, issuance of convertible notes, and sales of our common stock. Through December 31, 2019, our operations have been financed by gross proceeds of $24.1 million from the issuance of convertible notes, $91.0 million from the sale of shares of our redeemable convertible preferred stock, $93.0 million from the sale of our common stock in our initial public offering, and $234.2 million from the sale of our common stock in a follow-on public offering. As of December 31, 2019, we had $389.4 million in cash, cash equivalents and short-term investments, and an accumulated deficit of $75.5 million.

Our primary use of cash has been to fund operating expenses, which consist of research and development and general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(30,923)	$(15,377)
Net cash used in investing activities	(174,335)	(5,115)
Net cash provided by financing activities	405,283	27,577
Net increase in cash, cash equivalents and restricted cash	$200,025	$7,085

Cash Flows from Operating Activities

Cash used in operating activities for the year ended December 31, 2019 was $30.9 million, consisting of a net loss of $44.0 million partially offset by noncash items, including stock-based compensation expense of $12.6 million, the accretion of debt discount related to the convertible notes of $0.9 million, and $0.1 million resulting from the change in fair value of the convertible note derivative liabilities. Net loss was also adjusted for $1.3 million of non-cash interest income. The change in our net operating assets and liabilities was due to an increase in accrued expenses of $1.8 million as well as $0.1 million related to an increase in deferred lease obligation and increase to accounts payable of $0.3 million, partially offset by an increase in prepaid expenses and other current assets of $1.6 million due primarily to timing of payment of general and administrative expenses.

Cash used in operating activities for the year ended December 31, 2018 was $15.4 million, consisting of a net loss of $17.5 million partially offset by noncash items, including the accretion of debt discount related to the convertible notes of $2.2 million, stock-based compensation expense of $1.0 million, $0.4 million resulting from the change in fair value of the convertible note derivative liabilities and non-cash interest expense of $0.4 million. The change in our net operating assets and liabilities was due primarily to an increase in prepaid expenses of $1.5 million as a result of increased clinical activities and a decrease in accounts payable of $0.5 million primarily due to payment timing, which was partially offset by an increase in accrued expenses of $0.1 million due to timing of payment of general and administrative expenses and an increase in deferred lease obligation of $0.1 million.

Cash Flows from Investing Activities

Cash used in investing activities for the year ended December 31, 2019 was $174.3 million, consisting primarily of $231.7 million for the purchase of short-term investments with a duration of under one year, partially offset by maturities of short-term investments of $50.0 million and sales of short-term investments of $7.5 million.

Cash used in investing activities for the year ended December 31, 2018 was approximately $5.1 million and consisted of $5.0 million for the purchases of short-term investments with a duration of under one year, and $0.1 million for the purchase of property and equipment.

Cash Flows from Financing Activities

Cash provided by financing activities for the year ended December 31, 2019 was $405.3 million and was related primarily to $234.6 million of proceeds from the sale of our common stock in our follow-on public offering (net of $15.0 million in underwriting discounts and commissions) partially offset by $0.4 million in payments of follow-on offering costs, $95.5 million of proceeds from the sale of our common stock in our initial public offering (net of $7.2 million in underwriting discounts and commissions) partially offset by $2.4 million in payments of initial public offering costs, $74.8 million of net proceeds from the issuance of redeemable convertible preferred stock, as well as $3.1 million related to proceeds from the issuance of convertible notes.

Cash provided by financing activities for the year ended December 31, 2018 was $27.6 million and was related to the $15.9 million of proceeds from the issuance of redeemable convertible preferred stock, net of issuance costs and $11.7 million of proceeds from the issuance of convertible notes.

Future Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, in particular as we continue to advance our product candidates through clinical trials. In addition, we expect to incur additional costs associated with operating as a public company.

As of December 31, 2019, we had cash and cash equivalents and short-term investments of $389.4 million. Based on our current plans, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated operating and capital expenditure requirements through at least the next 36 months.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of equity financings, debt financings, collaborations with other companies or other strategic transactions. We do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

Contractual Obligations and Other Commitments

The following table summarizes our outstanding contractual obligations as of payment due date by period at December 31, 2019.

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Operating lease commitments(1)	$1,605	$499	$1,020	$86	$—
Total	$1,605	$499	$1,020	$86	$—

(1)	Reflects payments due for our lease of office space in Boston, Massachusetts under an operating lease agreement that expires in February 2023, as amended.

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

We are also party to certain license and collaboration agreements with PureTech Health and Eli Lilly and Company. We have not included future payments under these agreements in the table of contractual obligations above since obligations under these agreements are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones, or royalties on net product sales. As of December 31, 2019, we were unable to estimate the timing or likelihood of achieving these milestones or generating future product sales.

Critical Accounting Polices and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Research and Development Contract Costs and Accruals

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. We accrue for estimated costs of research and development activities conducted by third-party service providers, which include the conduct of preclinical studies and clinical trials, and contract manufacturing activities. We record the estimated costs of research and development activities based upon the estimated amount of services provided and include these costs in accrued liabilities in the balance sheets and within research and development expense in the statements of operations. When evaluating the adequacy of the accrued liabilities, we analyze progress of the research studies or clinical trials and manufacturing activities, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates may be made in determining the accrued balances at the end of any reporting period. Actual results could differ from our estimates. Our historical accrual estimates have not been materially different from the actual costs.

Convertible Notes and Derivative Liabilities

In June 2018, the Company entered into an agreement with Wellcome Trust to receive up to $8.0 million in gross proceeds from the issuance of convertible notes. The Company received $2.0 million of proceeds in July 2018, $2.7 million in November 2018, $1.6 million in March 2019, and $1.6 million in April 2019.

In addition, since inception and through December 31, 2018, the Company has issued $14.0 million of convertible notes to other parties, of which $13.5 million were issued to PureTech Health, a related party (see Note 13 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K). During the year ended December 31, 2018, the Company issued Convertible Notes to PureTech Health with principal totaling $7.0 million.

All outstanding convertible notes were converted to Series A convertible preferred stock and Series B convertible preferred stock in August 2018 and March 2019. As of December 31, 2019, there were no convertible notes outstanding. See Note 5 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for additional detail.

The convertible notes issued contained conversion options at a significant discount that we determined to be embedded derivatives, which were recorded as liabilities on our balance sheet and remeasured to fair value at each reporting date until each derivative was settled. Changes in the fair value of the derivative liabilities were recognized as change in fair value of derivative in the statement of operations. The fair value of the derivative liabilities was determined at each period by assessing the likelihood and timing of events that would result in either a conversion or change-of-control feature being triggered, as well as changes in market conditions.

Stock-Based Compensation Expense

Prior to our IPO, the estimated fair value of our common stock had been determined by our board of directors as of the date of each award grant, with input from management, considering our most recently available third-party valuations of common stock and our board of directors’ assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent valuation through the date of the grant. Subsequent to our IPO, the fair value of our common stock is based on quoted market prices. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends.

Expected Term—We have opted to use the “simplified method” for estimating the expected term of employee options, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option (generally 10 years).

Expected Volatility—Due to our limited operating history and a lack of company specific historical and implied volatility data, we have based our estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards.

Risk-Free Interest Rate—The risk-free rate assumption is based on the U.S. Treasury instruments with maturities similar to the expected term of our stock options.

Expected Dividend—We have not issued any dividends and do not expect to issue dividends over the life of the options. As a result, we have estimated the dividend yield to be zero.

The estimated fair value of stock options granted to employees and non-employee service providers are expensed over the requisite service period (generally the vesting term) on a straight-line basis. We account for the impact of forfeitures as they occur.

The assumptions underlying these valuations represent management’s best estimates, which involve inherent uncertainties and the application of management judgment. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, our share-based compensation expense could be materially different.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.

JOBS Act Accounting Election

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. Other exemptions and reduced reporting requirements under the JOBS Act for emerging growth companies include presentation of only two years audited financial statements in a registration statement for an initial public offering, an exemption from the requirement to provide an auditor’s report on internal controls over financial reporting pursuant to the Sarbanes-Oxley Act of 2012, an exemption from any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation, and less extensive disclosure about our executive compensation arrangements. We have elected to use the extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that (i) we are no longer an emerging growth company or (ii) we affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

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

Recently Issued and Adopted Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the years ended December 31, 2019 and 2018.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Karuna Therapeutics, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Karuna Therapeutics, Inc. and subsidiary (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2018.

Boston, Massachusetts
March 24, 2020

Karuna Therapeutics, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$208,929	$8,904
Short-term investments	180,468	4,983
Prepaid expenses and other current assets	3,309	1,709
Total current assets	392,706	15,596
Restricted cash	123	123
Property and equipment, net	195	138
Total assets	$393,024	$15,857
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable (includes $51 and $112 at December 31, 2019 and 2018, respectively, due to related parties)	547	$269
Accrued expenses	2,353	538
Deferred lease obligation, short term portion	58	—
Derivative liability	—	389
Total current liabilities	2,958	1,196
Non-current convertible notes, net of discount	—	2,516
Deferred lease obligation, long term portion	150	102
Total liabilities	3,108	3,814
Commitments and Contingencies (Note 11)
Redeemable convertible preferred stock
Redeemable convertible preferred stock, (Series Seed, A and B) $0.0001 par value; 0 and 7,539,200 shares authorized and outstanding at December 31, 2019 and 2018, respectively	—	41,965
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 and 0 shares authorized as of December 31, 2019 and 2018, respectively; 0 shares outstanding at December 31, 2019 and 2018	—	—
Common stock, $0.0001 par value; 150,000,000 and 12,337,650 shares authorized at December 31, 2019 and 2018, respectively; 26,012,754 and 12 shares issued and outstanding at December 31, 2019 and 2018, respectively	3	—
Additional paid-in capital	465,420	1,633
Accumulated deficit	(75,512)	(31,555)
Accumulated other comprehensive income	5	—
Total stockholders’ equity (deficit)	389,916	(29,922)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$393,024	$15,857

The accompanying notes are an integral part of these consolidated financial statements

Karuna Therapeutics, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended December 31,
	2019	2018
Revenue	—	—
Operating expenses:
Research and development	$24,536	$11,536
General and administrative	20,869	2,974
Total operating expenses	45,405	14,510
Loss from operations	(45,405)	(14,510)
Other income (expense):
Interest income (expense) (Note 5)	11	(407)
Interest income	2,517	25
Accretion of debt discount	(945)	(2,176)
Change in fair value of derivative	(135)	(444)
Total other income (expense), net	1,448	(3,002)
Net loss before income taxes	(43,957)	(17,512)
Income tax provision	—	—
Net loss attributable to common stockholders	$(43,957)	$(17,512)
Net loss per share, basic and diluted (Note 8)	$(3.68)	$(4,378,000)
Weighted average common shares outstanding used in computing net loss per share, basic and diluted	11,958,152	4

The accompanying notes are an integral part of these consolidated financial statements

Karuna Therapeutics, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2019	2018
Net loss	$(43,957)	$(17,512)
Other comprehensive income:
Unrealized gains on short-term investments	5	—
Comprehensive loss	$(43,952)	$(17,512)

The accompanying notes are an integral part of these consolidated financial statements

Karuna Therapeutics, Inc.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

	Series Seed, A and B Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Value	Shares	Value	Capital	Deficit	Income	(Deficit)
Balance, December 31, 2017	4,412,500	$1	—	$—	$675	$(14,043)	$—	$(13,368)
Issuance of Series A redeemable convertible preferred stock, net of issuance costs of $120	3,126,700	41,964	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	958	—	—	958
Exercise of common warrants	—	—	12	—	—	—	—	—
Net loss	—	—	—	—	—	(17,512)	—	(17,512)
Balance, December 31, 2018	7,539,200	$41,965	12	$—	$1,633	$(31,555)	$—	$(29,922)
Issuance of Series B redeemable convertible preferred stock, net of issuance costs of $175	5,422,845	81,927	—	—	—	—	—	—
Issuance of common stock upon initial public offering, net of $7,285 in under- writing discounts and commissions and $2,409 in offering costs	—	—	6,414,842	1	93,043	—	—	93,044
Automatic conversion of preferred stock	(12,962,045)	(123,892)	16,833,790	2	123,890	—	—	123,892
Issuance of common stock upon secondary public offering, net of $14,976 in under- writing discounts and commissions and $400 in offering costs	—	—	2,600,000	—	234,224	—	—	234,224
Stock-based compensation expense	—	—	—	—	12,568	—	—	12,568
Exercise of common warrants	—	—	19,986	—	58	—	—	58
Exercise of common options	—	—	38,961	—	4	—	—	4
Vesting of restricted stock units	—	—	105,163	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	5	5
Net loss	—	—	—	—	—	(43,957)	—	(43,957)
Balance, December 31, 2019	—	$—	26,012,754	$3	$465,420	$(75,512)	$5	$389,916

The accompanying notes are an integral part of these consolidated financial statements

Karuna Therapeutics, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2019	2018
Cash flows from operating activities
Net loss	$(43,957)	$(17,512)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	12,568	958
Accretion of debt discount	945	2,176
Non-cash interest income	(1,260)	—
Change in fair value of derivative liability	135	444
Depreciation and amortization expense	58	6
Non-cash interest (income) expense	(11)	407
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,600)	(1,534)
Accounts payable	278	(529)
Accrued expenses	1,815	105
Deferred lease obligation	106	102
Net cash used in operating activities	(30,923)	(15,377)

Cash flows from investing activities
Purchases of short-term investments	(231,718)	(4,983)
Sales of short-term investments	7,498	—
Maturities of short-term investments	50,000	—
Acquisition of property and equipment	(115)	(132)
Net cash used in investing activities	(174,335)	(5,115)

Cash flows from financing activities
Proceeds from secondary public offering, net of underwriting discounts and commissions	234,624	—
Payment of secondary public offering costs	(400)	—
Proceeds from initial public offering, net of underwriting discounts and commissions	95,453	—
Payment of initial public offering costs	(2,409)	—
Proceeds from issuance of Series B redeemable convertible preferred stock, net of issuance costs	74,825	—
Proceeds from issuance of Series A redeemable convertible preferred stock, net of issuance costs	—	15,877
Proceeds from issuance of convertible notes	3,128	11,700
Proceeds from exercise of warrant	58	—
Proceeds from exercise of stock options	4	—
Net cash provided by financing activities	405,283	27,577
Net increase in cash, cash equivalents and restricted cash	200,025	7,085
Cash, cash equivalents and restricted cash at beginning of period	9,027	1,942
Cash, cash equivalents and restricted cash at end of period	$209,052	$9,027

Supplemental disclosures of cash flows information
Conversion of redeemable convertible preferred stock into common stock	$123,892	$-
Conversion of convertible notes, accrued interest and discount upon conversion to preferred stock	$7,102	$26,087

The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of the Business

Karuna Therapeutics, Inc. (the “Company”) was incorporated under the laws of the State of Delaware in July 2009 as Karuna Pharmaceuticals, Inc. and is headquartered in Boston, Massachusetts. In March 2019, the Company changed its name to Karuna Therapeutics, Inc. The Company is focused on developing novel therapies with the potential to transform the lives of people with disabling and potentially fatal neuropsychiatric disorders and pain.

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

Forward Stock Split

On June 14, 2019, the Company effected a one-for-1.2987 stock split of its issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios for each series of the Company’s redeemable convertible preferred stock (see Note 6). Accordingly, all share and per share amounts for all periods presented in the accompanying consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this stock split and adjustment of the redeemable convertible preferred stock conversion ratios.

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

Secondary Public Offering

On November 20, 2019, the Company’s registration statement on Form S-1 relating to its secondary public offering of its common stock was declared effective by the SEC. In this offering, which closed on November 25, 2019, the Company issued and sold 2,600,000 shares of common stock at a public offering price of $96.00 per share. The aggregate net proceeds were approximately $234.2 million after deducting underwriting discounts and commissions of $15.0 million and offering expenses of $0.4 million.

Liquidity

The Company’s financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company experienced negative operating cash flows of $30.9 million for the year ended December 31, 2019 and had an accumulated deficit of $75.5 million as of December 31, 2019. The Company expects to continue to generate operating losses for the foreseeable future.

The Company expects that its cash and cash equivalents and short-term investments of $389.4 million as of December 31, 2019 will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the date of issuance of these consolidated financial statements. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to fund its operations.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASUs”) of the Financial Accounting Standards Board (“FASB”).

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the accrual of research and development expenses, the valuation of common stock and the associated stock-based awards prior to the Company’s IPO, and the valuation of liabilities associated with financial instruments and derivatives. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results could differ from the Company’s estimates.

The consolidated financial statements include the accounts of Karuna Therapeutics, Inc. and its wholly owned subsidiary, Karuna Securities Corporation. All inter-company transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments with maturities of 90 days or less at acquisition date to be cash equivalents.

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

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ equity (deficit) as a reduction of additional paid-in capital generated as a result of the offering. Should the in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the statements of operations. As of December 31, 2019 and 2018, there were no deferred offering costs outstanding. All deferred offering costs accumulated during 2019 and associated with the Company’s IPO and secondary public offering were recorded as a reduction of additional paid-in capital upon the close of the Company’s public offerings on July 2, 2019 and November 25, 2019, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash equivalents, short-term investments, accounts payable, accrued expenses, convertible notes and derivatives embedded within the convertible notes. The carrying amount of accounts payable, accrued expenses and convertible notes are considered a reasonable estimate of their fair value, due to the short-term maturity of these instruments. The Company’s cash equivalents, short-term investments and derivative liabilities are carried at fair value, determined according to the fair value hierarchy described below (see Note 10).

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

Convertible Notes and Derivative Liabilities

In connection with the issuance of the Wellcome Trust Convertible Notes and the Convertible Notes (see Note 5), the Company had identified embedded derivatives, which were recorded as liabilities on the Company’s balance sheet and were remeasured to fair value at each reporting date until the derivative was settled. Changes in the fair value of the derivative liabilities were recognized as change in fair value of derivative in the statements of operations. The fair value of the derivative liabilities were determined at each period end using a with and without method, which assesses the likelihood and timing of events that would result in either a conversion or change-of-control feature being triggered, as well as changes in the market conditions.

Upon issuance of the notes, each note was recorded at cost, net of the derivative liability. The discount on each note was amortized as interest expense to the date such note was expected to convert using the effective interest rate method and was reflected in the statements of operations as accretion of debt discount.

The Company classified its derivative liabilities in the balance sheet as current or non-current based on its expectation of when the derivative will be settled, consistent with the assumptions used when determining the fair value of the derivative liabilities.

In 2019, all notes were converted into redeemable convertible preferred stock and the associated derivative liabilities were settled in connection with the Company’s issuance of Series B redeemable convertible preferred stock. There were no convertible notes or derivative liabilities outstanding as of December 31, 2019.

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

Leases

Leases are classified at their inception as either operating or capital leases based on the economic substance of the agreement. The Company recognizes rent expense for its operating leases, inclusive of rent escalation provisions and rent holidays, on a straight-line basis over the respective lease term. Additionally, the Company recognizes tenant improvement allowances under the operating leases as a deferred lease obligation and amortizes the tenant improvement allowances as a reduction to rent expense on a straight-line basis over the respective lease term. At December 31, 2019 and 2018, no capital leases were recorded in the balance sheets.

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

Stock-Based Compensation

The Company measures all stock options and other stock-based awards to employees, directors and non-employees based on the fair value on the date of the grant and recognizes compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award. The Company has mainly issued stock options with service-based vesting conditions and records the expense for these awards using the straight-line method. The Company has also issued stock options with performance-based vesting conditions and records the expense for these awards at the time that the achievement of the performance becomes highly probable or complete. The Company recognizes adjustments to stock-based compensation expense for forfeitures as they occur. The Company classifies stock-based compensation expense in its statements of operations in the same manner in which the award recipient’s payroll costs are classified or in which the award recipients’ service payments are classified.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company has historically been a private company and lacks company-specific historical and implied volatility information. Therefore, expected stock volatility has been calculated based on the historical volatility of a publicly traded set of peer companies. The Company expects to continue to use such methodology until such time as it has adequate historical data regarding the volatility of its own publicly traded stock price.

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

Net Loss Per Share

In July 2019, upon closing of the IPO, all outstanding shares of the Company’s redeemable convertible preferred stock automatically converted to common stock. Prior to this conversion, the Company followed the two-class method when computing net income (loss) per share, as the Company had issued shares that met the definition of participating securities. The two-class method determines net income (loss) per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.

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

The Company reported a net loss attributable to common stockholders for the years ended December 31, 2019 and 2018.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. For the year ended December 31, 2019, the Company’s only element of other comprehensive income (loss) was unrealized gains on short-term investments.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”), and further updated through ASU 2016-12, which amends the existing accounting standards for revenue recognition. For public business entities, this standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. For all other entities, this standard is effective for annual reporting periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted. Effective January 1, 2017, the Company adopted ASC 606, using the full retrospective method. The adoption did not have an impact on the Company’s consolidated financial statements as the Company has historically not had contracts with customers or recorded revenue to date.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, which will replace the existing guidance in ASC 840, “Leases”. In addition, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, and in March 2019 issued ASU 2019-01, Leases (Topic 842): Codification Improvements. The new leasing standards generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use assets on the consolidated balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. We will adopt the new standard effective January 1, 2020 and will not restate comparative periods. Presentation of leases within the consolidated statements of operations and consolidated statements of cash flows will be generally consistent with the current lease accounting guidance. We will elect the package of practical expedients permitted under the transition guidance and as such, the adoption of this ASU will not change the classification of any of our existing leases. We will elect to combine lease and non-lease components, elect not to record leases with an initial term of 12 months or less on the balance sheet and recognize the associated lease payments in the consolidated statements of operations on a straight-line basis over the lease term. We estimate that approximately $1.5 million will be recognized as total lease liabilities and approximately $1.2 million will be recognized as total right-of-use assets on our consolidated balance sheet as of January 1, 2020. Otherwise, we do not expect the new standard to have a material impact on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326). The new standard adjusts the accounting for assets held at amortized cost basis, including marketable securities accounted for as available for sale. The standard eliminates the probable initial recognition threshold and requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For public entities, the guidance is effective for annual reporting periods beginning after December 15, 2019 and for interim periods within those fiscal years. For nonpublic entities and emerging growth companies that choose to take advantage of the extended transition period, the guidance was effective for annual reporting periods beginning after December 15, 2020. Early adoption is permitted for all entities. In November 2019, the FASB issued ASU 2019-10, which deferred the effective date for nonpublic entities to annual reporting periods beginning after December 15, 2022, including interim periods within those fiscal years. The Company does not believe the guidance will have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820). ASU 2018-13 modifies fair value disclosure requirements, specifically around level transfers and valuation of Level 3 assets and liabilities. ASU 2018-13 is effective for financial statements issued for annual and interim periods beginning after December 15, 2019 for all entities. Early adoption of all or part of ASU 2018-13 is permitted. The Company does not expect that the adoption of this new standard will have a material impact on its disclosures.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The new standard simplifies the accounting for income taxes by removing certain exceptions within the guidance and making various other amendments. ASU 2019-12 is effective for financial statements issued for annual and interim periods beginning after December 15, 2020. Early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued. An entity that elects to early adopt in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. In addition, an entity that early adopts must adopt all amendments of ASU 2019-12 in the same period and apply each amendment on either a retrospective modified-retrospective basis as applicable. The Company does not expect that the adoption of this new standard will have a material impact on its consolidated financial statements.

Note 3. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	December 31, 2019	December 31, 2018
Leasehold improvements	$115	$106
Computer equipment	87	$8
Software	38	—
Furniture and fixtures	10	—
Office equipment	2	—
Laboratory equipment	—	31
Total property and equipment	252	145
Less: accumulated depreciation	(57)	(7)
Property and equipment, net	$195	$138

Depreciation expense was less than $0.1 million for the years ended December 31, 2019 and 2018.

Note 4. Prepaid Expenses and Other Current Assets and Accrued Expenses

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2019	December 31, 2018
Prepaid insurance	$2,130	$23
Prepaid research and development expenses	694	1,686
Other	485	—
Total prepaid expenses and other current assets	$3,309	$1,709

Accrued expenses consisted of the following (in thousands):

	December 31, 2019	December 31, 2018
Accrued payroll and related expenses	$1,823	$311
Accrued research and development expenses	344	100
Professional fees	142	75
Other	44	52
Total accrued expenses	$2,353	$538

Note 5. Convertible Notes Payable

Wellcome Trust Convertible Notes

In June 2018, the Company entered into a second Company Funding Agreement with Wellcome Trust to receive up to $8.0 million in gross proceeds from the issuance of a convertible note (the “2018 Convertible Note”). The Company received $2.0 million of proceeds in July 2018, $2.7 million in November 2018, $1.6 million in March 2019, and $1.6 million in April 2019.

The 2018 Convertible Note had a stated interest rate of 2% per annum above the three-month Dollar LIBOR rate, which was not payable until settlement of the principal. The notes were subject to redemption upon written demand by Wellcome Trust any time after the fifth anniversary of the effective date, resulting in their classification as long-term liabilities as of December 31, 2018. The principal due under the 2018 Convertible Note converts into the class of the Company’s stock issued in the Company’s next qualified financing or upon event of default at a discounted conversion price between 0% and 25% of the purchase price per share of such securities issued. The accrued interest in such a circumstance would be forgiven.

At inception, the Company concluded that the Wellcome Trust Notes contained a conversion option at a significant discount that was deemed to be an embedded derivative, which is required to be bifurcated and accounted for separately from the debt host. There were no debt issuance costs associated with the 2018 Convertible Note.

The Company recognized the following changes in the debt related to the 2018 Convertible Note during the years ended December 31, 2019 and 2018 (in thousands):

		Financial statement impacted
Balance, December 31, 2017	$3,985
Issuance of 2018 Convertible Note	2,000	Balance sheet
Accretion to settlement value	51	Statement of operations
Accrued interest	102	Statement of operations
Interest forgiven upon conversion	(289)	Statement of operations
Conversion of Wellcome Trust Convertible Notes to redeemable convertible preferred stock	(5,849)	Balance sheet
Balance, August 1, 2018 (date of conversion)	—
Issuance of 2018 Convertible Note	2,700	Balance sheet
Allocation of proceeds to derivative liability	(375)	Balance sheet
Accretion to settlement value	180	Statement of operations
Accrued interest	11	Statement of operations
Balance, December 31, 2018	2,516
Issuance of 2018 Convertible Note	3,128	Balance sheet
Allocation of proceeds to derivative liability	(750)	Balance sheet
Accretion to settlement value	945	Statement of operations
Accrued interest	29	Statement of operations
Interest forgiven upon conversion	(40)	Statement of operations
Conversion of Wellcome Trust Convertible Notes to redeemable convertible preferred stock	(5,828)	Balance sheet
Balance, December 31, 2019	$—

Convertible Notes

Since inception, the Company has issued $14.0 million of convertible notes (the “Convertible Notes”), of which $13.5 million were issued to PureTech Health LLC (“PureTech Health”), a related party (see Note 13). During the year ended December 31, 2018, the Company issued Convertible Notes to PureTech Health with principal totaling $7.0 million. There were no debt issuance costs associated with the Convertible Notes.

The Company concluded that the Convertible Notes contained a conversion option at a significant premium that was deemed to be an embedded derivative, which is required to be bifurcated and accounted for separately from the debt host.

In August 2018, the outstanding Convertible Notes were converted to Series A Preferred Stock.

The Company recognized the following changes in the debt related to the Convertible Notes during the year ended December 31, 2018 (in thousands):

		Financial statement impacted
Balance, December 31, 2017	$7,674
Issuance of new notes	7,000	Balance sheet
Allocation of proceeds to derivative liability	(1,418)	Balance sheet
Accretion to settlement value	1,945	Statement of operations
Accrued interest	630	Statement of operations
Interest forgiven upon conversion	(47)	Statement of operations
Conversion of Convertible Notes to redeemable convertible preferred stock	(15,784)	Balance sheet
Balance, December 31, 2018	$—

There were no Convertible Notes outstanding as of December 31, 2018 or issued during the year ended December 31, 2019.

Note 6. Redeemable Convertible Preferred Stock

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

Upon closing of the Company’s IPO, the then-outstanding shares of the Series Seed, Series A and Series B redeemable convertible preferred stock converted into common stock. As of December 31, 2019, there were no shares of redeemable convertible preferred stock authorized, issued or outstanding.

Note 7. Stockholders’ Equity (Deficit)

Preferred Stock

On July 2, 2019, in connection with the closing of the Company’s IPO, the Company filed its restated Certificate of Incorporation, which authorizes the Company to issue up to 10,000,000 shares of preferred stock, $0.0001 par value per share. There are no shares of preferred stock outstanding as of December 31, 2019.

Common Stock

As of December 31, 2019, the Company’s Certificate of Incorporation authorized the Company to issue 150,000,000 shares of common stock, $0.0001 par value per share.

Holders of the common stock are entitled to one vote for each share of common stock held at all meetings of stockholders and written actions in lieu of meetings. The holders of common stock shall be entitled to receive dividends out of funds legally available, as declared by the board of directors. These dividends are subject to the preferential dividend rights of the holders of the Company’s preferred stock. Through December 31, 2019 and 2018, no cash dividends have been declared or paid.

Upon completion of the Company’s IPO on July 2, 2019, all outstanding shares of Series Seed, Series A, and Series B Redeemable Convertible Preferred Stock converted to common stock.

As of December 31, 2019, there were 26,012,754 shares of common stock outstanding.

Note 8. Net Loss per Share

Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share of common stock for the year ended December 31, 2019 (in thousands, except share and per share data):

	Year Ended December 31,
	2019	2018
Net Loss	$(43,957)	$(17,512)
Weighted-average shares used in computing net loss per share	11,958,152	4
Net loss per share, basic and diluted	$(3.68)	$(4,378,000)

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

Common Stock Equivalents

The following common stock equivalents presented based on amounts outstanding at each period end, have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive impact:

	December 31,
	2019	2018
Redeemable convertible preferred stock (as converted to common stock)	—	9,791,151
Stock options to purchase common stock	4,614,544	2,310,369
Warrants to purchase common stock	—	19,986
	4,614,544	12,121,506

Note 9. Stock-based Compensation

Stock Options

In September 2009, the Company’s board of directors approved the 2009 Stock Incentive Plan (the “2009 Plan”) which provides for the grant of incentive stock options to employees and non-statutory stock options to directors, consultants, and non-employees of the Company. The aggregate common shares issuable were 3,911,138 under the 2009 Plan, as amended. The 2009 Plan terminated in July 2019 effective upon the completion of the Company’s IPO. No additional options will be granted under the 2009 Plan. At December 31, 2019, there were 3,703,183 options and restricted stock units (“RSUs”) outstanding under the 2009 Plan.

In May 2019, the board of directors approved the 2019 Stock Option and Incentive Plan (the “2019 Plan”) which became effective on June 26, 2019, the date immediately prior to the date on which the registration statement related to the IPO was declared effective by the SEC. The 2019 Plan will expire in May 2029. Under the 2019 Plan, the Company may grant incentive stock options, non-statutory stock options, restricted stock awards, RSUs and other stock-based awards. There were 1,709,832 shares of the Company’s common stock initially reserved for issuance under the 2019 Plan. The number of shares of common stock underlying awards that expire, or are terminated, surrendered, canceled or forfeited without having been fully exercised under the 2009 Plan will be added to the shares of common stock available for issuance under the 2019 Plan. In addition, the number of shares available for issuance automatically increase on January 1, 2020 and each January 1 thereafter by 4% of the number of shares of common stock outstanding on the immediately preceding December 31, subject to limitation. As of December 31, 2019, there were 829,670 common shares available for issuance and 1,016,524 options outstanding under the 2019 Plan.

Options under the 2019 Plan generally vest based on the grantee’s continued service with the Company during a specified period following a grant as determined by the board of directors and expire ten years from the grant date. In general, awards typically vest in four years, but vesting conditions can vary based on the discretion of the Company’s board of directors.

A summary of the Company’s stock option activity and related information is as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2018	2,310,369	$4.49	7.1	$6,420
Granted	2,633,146	12.03
Exercised	(38,961)	0.11
Forfeited	(290,010)	2.70
Outstanding as of December 31, 2019	4,614,544	$8.94	8.3	$306,395
Options vested and expected to vest as of December 31, 2019	4,614,544	$8.94	8.3	$306,395
Options exercisable as of December 31, 2019	3,123,519	$8.39	7.9	$209,130

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the publicly traded stock price of the Company’s common stock as of December 31, 2019.

As of December 31, 2019, there was $6.0 million of unrecognized compensation cost, which is expected to be recognized over a weighted-average period of 2.6 years.

The fair value of all option activity was estimated at the date of grant using the Black-Scholes model with the following assumptions:

Year Ended December 31,
2019
Fair value of options	$3.84 - 8.05
Fair value of common stock	$9.20 - 20.02
Expected term (in years)	5.02 - 6.16
Expected volatility	43.54% - 48.22%
Risk-free interest rate	1.59% - 2.44%
Expected dividend yield	0.00%

On May 16, 2019, the Company issued 105,163 fully vested restricted common stock units. The average grant date fair value was $10.97 per share. As of December 31, 2019, there was no unrecognized compensation expense related to unvested RSUs.

Warrants

In October 2016, PureTech Health, a related party, agreed to provide management services to the Company in exchange for a warrant to purchase up to 19,998 shares of the Company’s common stock. The warrant vested monthly as services were performed over a 24-month period and had a purchase price of $2.92 per share. The total expense for the years ended December 31, 2019 and 2018 for the warrant was less than $0.1 million. The warrant was fully vested as of October 2018. There was no unrecognized compensation cost related to the warrants as of December 31, 2019 and 2018.

In August 2018, PureTech Health exercised the warrant to purchase 12 shares resulting in a nominal amount of proceeds to the Company. In March 2019, PureTech Health exercised the warrant to purchase the remaining 19,986 shares resulting in proceeds to the Company of $0.1 million. There are no outstanding warrants as of December 31, 2019.

Stock-based Compensation Expense

Stock-based compensation expense is classified in the statements of operations for the years ended December 31, 2019 and 2018 as follows (in thousands):

	Year Ended December 31,
	2019	2018
Research and development	$580	$107
General and administrative	11,988	851
Total stock based compensation expense	$12,568	$958

Note 10. Fair Value of Financial Assets and Liabilities

The following table presents information about the Company’s assets and liabilities as of December 31, 2019 and 2018 that are measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurement
	at December 31, 2019 Using
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (Money Market Fund)	$197,303	$—	$—	$197,303
Short-term investments (US Treasuries)	180,468	—	—	180,468
Total	$377,771	$—	$—	$377,771

	Fair Value Measurement
	at December 31, 2018 Using
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (US Treasuries)	$5,042	$—	$—	$5,042
Short-term investments (US Treasuries)	4,983	—	—	4,983
Total	$10,025	$—	$—	$10,025
Liabilities:
Derivative instrument	$—	$—	$389	$389
Total	$—	$—	$389	$389

During the years ended December 31, 2019 and 2018, there were no transfers between Level 1, Level 2 and Level 3.

The estimated fair value and amortized cost of the Company’s short-term investments by contractual maturity are summarized as follows (in thousands):

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Due in one year or less	$180,463	$5	$—	$180,468
Total	$180,463	$5	$—	$180,468

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Due in one year or less	$4,984	$—	$(1)	$4,983
Total	$4,984	$—	$(1)	$4,983

The derivative liability was considered a Level 3 liability because its fair value measurement was based, in part, on significant inputs not observed in the market. The Company determined the fair value of the liability as described in Note 5. Any reasonable changes in the assumptions used in the valuation could materially affect the financial results of the Company. The Company recognized the following changes in the fair value of derivative liabilities during the years ended December 31, 2019 and 2018 (in thousands):

Balance, December 31, 2017	$2,606
Allocation of note issuance proceeds to derivative	1,418
Change in fair value of derivative	430
Conversion of convertible debt to Series A preferred stock	(4,454)
Balance, August 1, 2018 (date of conversion)	—
Allocation of note issuance proceeds to derivative	375
Change in fair value of derivative	14
Balance, December 31, 2018	389
Allocation of note issuance proceeds to derivative	750
Change in fair value of derivative	135
Conversion of convertible debt to Series B preferred stock	(1,274)
Balance, December 31, 2019	$—

Note 11. Commitments and Contingencies

Leases

The Company entered into a 51-month lease for office space in Boston, Massachusetts that began in December 2018 and expires in February 2023. The Company is required to maintain a cash balance of $0.1 million to secure a letter of credit associated with this lease. The amount was classified as restricted cash in the consolidated balance sheets at December 31, 2019 and 2018.

The Company recorded rent expense of $0.4 million and less than $0.1 million during the years ended December 31, 2019 and 2018, respectively. Future minimum lease payments under non-cancelable operating lease agreements as of December 31, 2019, are as follows (in thousands):

As of December 31,	Minimum Lease Payments
2020	$499
2021	506
2022	514
2023	86
2024 and thereafter	—
Total	$1,605

Intellectual Property License with Eli Lilly and Company

In May 2012, the Company entered into an exclusive license agreement (the “Lilly License Agreement”) with Eli Lilly, pursuant to which Eli Lilly assigned to us all of its rights to certain patents (now expired), regulatory documentation, data records and materials related to xanomeline. The Company is also entitled to sublicense or otherwise transfer the rights granted in connection with the Lilly License Agreement.

Under the Lilly License Agreement, the Company is obligated to use commercially reasonable efforts to develop, manufacture, commercialize and seek and maintain regulatory approval for xanomeline, in any formulation, for use in humans.

The Company paid Eli Lilly an upfront payment of $0.1 million and has agreed to make milestone payments to Eli Lilly of up to an aggregate of $16 million upon the achievement of specified regulatory milestones and up to an aggregate of $54 million in commercial milestones. In addition, the Company is obligated to pay Eli Lilly tiered royalties, at rates in the low to mid single-digit percentages, on the worldwide net sales of any commercialized product on a country-by-country basis until the expiration of the applicable royalty term, which is the longer of six years from the date of first commercial sale of each licensed product within a country or data exclusivity in such country. During the royalty term, Eli Lilly is prohibited from granting any third-party rights to the patents, regulatory documentation, data records and materials that have been licensed to us under the Lilly License Agreement.

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

The initial upfront payment of $0.1 million was expensed when incurred in May 2012. As of December 31, 2019, no milestones have been reached, and accordingly, no milestone payments have been made.

Intellectual Property License with PureTech Health

In March 2011, the Company entered into an exclusive license agreement (the “Patent License Agreement”) with PureTech Health, pursuant to which PureTech Health granted us an exclusive license to patent rights relating to combinations of a muscarinic activator with a muscarinic inhibitor for the treatment of central nervous system disorders.

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

The Company incurred no expenses related to the Patent License provided by PureTech Health during the years ended December 31, 2019 and 2018. The Company had no outstanding liabilities to PureTech Health related to the Patent License at December 31, 2019 and 2018.

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

Litigation

The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities as of December 31, 2019.

Note 12. Income Taxes

A reconciliation of the differences between the effective tax rates of the Company and the U.S. federal statutory tax rate are as follows:

	Year Ended December 31,
	2019	2018
Statutory tax rate	21.0%	21.0%
State taxes, net of federal benefit	6.7%	5.0%
Share-based compensation	0.0%	-1.0%
Change in derivative liability	-0.1%	-0.5%
Non-deductible interest expense	-0.4%	-3.1%
Other	0.3%	0.0%
Tax credits	4.9%	3.0%
Change in valuation allowance	-32.4%	-24.4%
Impact of 2018 tax rate changes on temporary differences	0.0%	0.0%
Effective Income tax rate	0.0%	0.0%

During the years ended December 31, 2019 and 2018, the Company recorded no income tax benefit for the net operating losses incurred or for the research and development tax credits generated in each year, due to the full valuation allowance maintained against the Company’s net deferred tax assets.

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2019 and December 31, 2018 are as follows:

	December 31,
	2019	2018
Deferred tax assets:
Operating tax losses	14,145	6,288
Tax Credit Carryforwards	3,028	537
Accrued expenses	580	134
Share-based compensation	3,613	166
Deferred tax assets	21,366	7,125

Valuation allowance	(21,339)	(7,122)

Deferred tax liabilities:
Depreciation	(27)	(3)
Deferred tax liabilities	(27)	(3)

Net Deferred Tax Asset / (Liability)	-	-

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The Company applied the separate return method for allocation of current and deferred tax expense. As of August 1, 2018, PureTech no longer held 80% of the outstanding shares of the Company and therefore, beginning on this date, we filed a separate U.S. federal income tax return. As of July 2, 2019, PureTech no longer held 50% of the outstanding shares of the Company and therefore, beginning on this date, we will file separate state income tax returns. At December 31, 2019, on a separate return method, the Company has federal net operating loss carryforwards totaling $51.8 million of which $9.7 million begin to expire in 2029 and $42.1 million can be carried forward indefinitely. In addition, we had state net operating loss carryforwards totaling $51.6 million which begin to expire in 2030. Lastly, the Company has federal research credits of $2.8 million and state research credits of $0.3 million which begin to expire in 2035 and 2031, respectively. Because the Company had historically been a subsidiary of PureTech, $51.4 million and $16.7 million of the federal and state net operating loss carryforwards, respectively, can be used to offset income on our future tax returns. In addition, $2.7 million and $0.3 million of the federal and state tax credit carryforwards, respectively, can be used to offset tax due on our future tax returns. Our net operating loss and tax credit carryforwards could, in whole or in part, expire unused and be unavailable to offset future income tax liabilities.

Management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss carryforwards and tax credit carryforwards. Under the applicable accounting standards, management has considered the Company's history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets at December 31, 2019. The valuation allowance increased by $14.2 million during the year ended December 31, 2019 which primarily relates to the current year operating loss and tax credits generated.

Under the provisions of the Internal Revenue Code, the net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has completed financings since its inception which may have resulted in a change in control as defined by Section 382 and 383 of the Internal Revenue Code, and it may complete future financings that could result in a change in control in the future which may limit the amount of tax attributes available to offset future tax liabilities.

The Company accounts for uncertain tax positions pursuant to ASC 740 which prescribes a recognition threshold and measurement process for financial statement recognition of uncertain tax positions taken or expected to be taken in a tax return. If the tax position meets this threshold, the benefit to be recognized is measured as the tax benefit having the highest likelihood of being realized upon ultimate settlement with the taxing authority. As of December 31, 2019, the Company has not recorded any unrecognized tax benefits. The Company has not, as yet, completed a study of research and development tax credit carryforwards. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed, and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development tax credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the balance sheets or statements of operations and comprehensive loss if an adjustment was required. The Company does not expect any material change in unrecognized tax benefits within the next twelve months. The Company’s policy is to record interest and penalties as a component of income tax expense. As of December 31, 2019, the Company has not accrued interest or penalties related to any uncertain tax positions.

We are subject to taxation in the United States federal and certain state jurisdictions. The Company has incurred operating losses since inception, and therefore, the losses in all periods may be adjusted by taxing jurisdictions in future periods in which they are utilized.

Note 13. Related Party Transactions

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

The Company incurred general and administrative costs for management services provided by PureTech Health totaling less than $0.1 million and $0.2 million in the years ended December 31, 2019 and 2018, respectively. The Company had outstanding current liabilities to PureTech Health of less than $0.1 million at December 31, 2019 and 2018, which are recorded as accounts payable in the consolidated balance sheets.

Note 14. 401(k) Savings Plan

The Company has a 401(k) retirement plan in which substantially all U.S. employees are eligible to participate. Eligible employees may elect to contribute up to the maximum limits, as set by the Internal Revenue Service, of their eligible compensation. The total contribution matching expense for the Company was less than $0.1 million for each of the years ended December 31, 2019 and 2018.

Note 15. Subsequent Events

In January 2020, the Company amended its current lease for office space in Boston, Massachusetts to acquire approximately 4,175 in additional square feet and to extend the original lease term through December 2023. Annual base rent under the amended lease is approximately $0.8 million and will be subject to annual increases in accordance with the terms of the lease agreement through 2023.

In February 2020, the Company entered into an agreement to lease approximately 5,050 square feet of office space in Carmel, Indiana. The term of the lease will commence in June 2020 and expires in July 2023, with the option to renew for an additional three-year term. Annual base rent under the lease is approximately $0.2 million and is subject to annual increases in accordance with the terms of the lease agreement through July 2023.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, who serve as our principal executive officer and principal financial and accounting officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2019.

Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. Consolidated Financial Statements

The following documents are included in this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Comprehensive Loss

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto.

3. Exhibits

The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding the signature page of this Annual Report on Form 10-K. The exhibits listed in the Exhibit Index are incorporated by reference herein.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1

Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 3, 2019, and incorporated by reference herein)

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 3, 2019, and incorporated by reference herein)

4.1

Specimen stock certificate evidencing the shares of common stock (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on June 17, 2019, and incorporated by reference herein)

4.2

Amended and Restated Investors’ Rights Agreement, dated as of March 15, 2019, among the Registrant and the other parties thereto (filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on May  31, 2019, and incorporated by reference herein)

4.3*	Description of Capital Stock

10.1#

2009 Stock Incentive Plan, as amended, and forms of award agreements thereunder (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on May 31, 2019, and incorporated by reference herein)

10.2#	2019 Stock Option and Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on June 17, 2019, and incorporated by reference herein)

10.3#

Form of Incentive Stock Option Agreement under the Registrant’s 2019 Stock Option and Incentive Plan (filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on May 31, 2019, and incorporated by reference herein)

10.4#

Form of Non-Qualified Stock Option Agreement for Company Employees under the Registrant’s 2019 Stock Option and Incentive Plan (filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on May 31, 2019, and incorporated by reference herein)

10.5#

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Registrant’s 2019 Stock Option and Incentive Plan (filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on May 31, 2019, and incorporated by reference herein)

10.6#

Form of Restricted Stock Award Agreement under the Registrant’s 2019 Stock Option and Incentive Plan (filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on May 31, 2019, and incorporated by reference herein)

10.7#

Form of Restricted Stock Unit Award Agreement for Company Employees under the Registrant’s 2019 Stock Option and Incentive Plan (filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on May 31, 2019, and incorporated by reference herein)

10.8#

Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the Registrant’s 2019 Stock Option and Incentive Plan (filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on May 31, 2019, and incorporated by reference herein)

10.9#	2019 Employee Stock Purchase Plan (filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on June 17, 2019, and incorporated by reference herein)

10.10+

License Agreement, dated as of May 9, 2012, by and between the Registrant and Eli Lilly and Company (filed as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on May 31, 2019, and incorporated by reference herein)

10.11+

Exclusive Patent License Agreement, dated as of March 4, 2011, as amended on February 1, 2013 and February  25, 2015, by and between the Registrant and PureTech Health LLC (filed as Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on May  31, 2019, and incorporated by reference herein)

10.12

Office Lease, dated as of November 2, 2018, by and between the Registrant and T-C 33 Arch Street LLC (filed as Exhibit 10.12 to the Registrant’s Registration Statement on Form  S-1, filed with the SEC on May 31, 2019, and incorporated by reference herein)

10.13*	Amendment to Office Lease, dated as of January 22, 2020, by and between the Registrant and T-C 33 Arch Street LLC

Exhibit Number	Description of Exhibit
10.14

Business Services, Personnel and Information Management Agreement, dated as of July  24, 2009, by and among the Registrant, PureTech Management, Inc., PureTech Health LLC and PureTech

Health plc (filed as Exhibit 10.13 to the Registrant’s Registration Statement on Form  S-1, filed with the SEC on May 31, 2019, and incorporated by reference herein)

10.15#

Employment Agreement, between the Registrant and Steven Paul (filed as Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on May 31, 2019, and incorporated by reference herein)

10.16#

Employment Agreement, between the Registrant and Andrew Miller (filed as Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on May 31, 2019, and incorporated by reference herein)

10.17#

Employment Agreement, between the Registrant and Stephen Brannan (filed as Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on May 31, 2019, and incorporated by reference herein)

10.18#

Amended and Restated Employment Agreement, dated July 3, 2019, by and between Karuna Therapeutics, Inc. and Troy Ignelzi (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 7, 2019, and incorporated by reference herein)

10.19#	Form of Director Indemnification Agreement (filed as Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on May 31, 2019, and incorporated by reference herein)

10.20#	Form of Officer Indemnification Agreement (filed as Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on May 31, 2019, and incorporated by reference herein)

10.21#	Senior Executive Cash Incentive Bonus Plan (filed as Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on May 31, 2019, and incorporated by reference herein)

21.1*	List of Subsidiaries of the Registrant

23.1*	Consent of KPMG LLP, independent registered public accounting firm

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
+	Certain portions of this exhibit have been omitted because they are not material and would likely cause competitive harm to the registrant if disclosed.
#	Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KARUNA THERAPEUTICS, INC.

Date: March 24, 2020	By:	/s/ Steven Paul, M.D.
Steven Paul, M.D. Chief Executive Officer. President and Chairman (Principal Executive Officer)

Date: March 24, 2020	By:	/s/ Troy Ignelzi
Troy Ignelzi Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven Paul, M.D. Steven Paul, M.D.	Chief Executive Officer, President and Chairman (Principal Executive Officer)	March 24, 2020

/s/ Troy Ignelzi Troy Ignelzi	Chief Financial Officer (Principal Financial and Accounting Officer)	March 24, 2020

/s/ Edmund Harrigan, M.D. Edmund Harrigan, M.D.	Director	March 24, 2020

/s/ James Healy, M.D., Ph.D. James Healy, M.D., Ph.D.	Director	March 24, 2020

/s/ Jeffrey Jonas, M.D. Jeffrey Jonas, M.D.	Director	March 24, 2020

/s/ Robert Nelsen Robert Nelsen	Director	March 24, 2020

/s/ Atul Pande, M.D. Atul Pande, M.D.	Director	March 24, 2020

/s/ Heather Preston, M.D. Heather Preston, M.D.	Director	March 24, 2020