Form 10-Q
period 2020-03-31
Karuna Therapeutics, Inc.
filed 2020-05-07
CIK 1771917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of April 30, 2020, the registrant had 26,130,120 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

KARUNA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$190,645	$208,929
Short-term investments	192,846	180,468
Prepaid expenses and other current assets	3,177	3,309
Total current assets	386,668	392,706
Restricted cash	157	123
Property and equipment, net	371	195
Right-of-use lease assets - operating, net	2,522	—
Total assets	$389,718	$393,024
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable (includes $0 and $51 at March 31, 2020 and December 31, 2019, respectively, due to related parties)	$603	$547
Accrued expenses	1,425	2,353
Current portion of deferred lease obligation	—	58
Current portion of operating lease liability	624	—
Total current liabilities	2,652	2,958
Deferred lease obligation, net of current portion	—	150
Operating lease liability, net of current portion	2,125	—
Total liabilities	4,777	3,108
Commitments and Contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and 0 shares outstanding as of March 31, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at March 31, 2020 and December 31, 2019; 26,094,892 and 26,012,754 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	3	3
Additional paid-in capital	467,537	465,420
Accumulated deficit	(84,170)	(75,512)
Accumulated other comprehensive income	1,571	5
Total stockholders’ equity	384,941	389,916
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$389,718	$393,024

The accompanying notes are an integral part of these consolidated financial statements

Karuna Therapeutics, Inc.

CONSOLIDATED Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue	—	—
Operating expenses:
Research and development	$4,420	$6,967
General and administrative	5,635	4,606
Total operating expenses	10,055	11,573
Loss from operations	(10,055)	(11,573)
Other income (expense):
Interest income	1,397	115
Interest income, net (Note 4)	—	11
Accretion of debt discount (Note 4)	—	(423)
Change in fair value of derivative (Note 4)	—	(135)
Total other income (expense), net	1,397	(432)
Net loss before income taxes	(8,658)	(12,005)
Income tax provision	—	—
Net loss attributable to common stockholders	$(8,658)	$(12,005)
Net loss per share, basic and diluted (Note 7)	$(0.33)	$(4,484)
Weighted average common shares outstanding used in computing net loss per share, basic and diluted	26,042,434	2,677

The accompanying notes are an integral part of these consolidated financial statements

Karuna Therapeutics, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net loss	$(8,658)	$(12,005)
Other comprehensive income:
Unrealized gains on short-term investments	1,566	—
Comprehensive loss	$(7,092)	$(12,005)

The accompanying notes are an integral part of these consolidated financial statements

aKaruna Therapeutics, Inc.

CONSOLIDATED Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share data)

(Unaudited)

	Series Seed, A and B Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Value	Shares	Value	Capital	Deficit	Income	(Deficit)
Balance, December 31, 2019	—	$—	26,012,754	$3	$465,420	$(75,512)	$5	$389,916
Follow-on offering costs	—	—	—	—	(34)	—	—	(34)
Stock-based compensation expense	—	—	—	—	1,634	—	—	1,634
Exercise of common options	—	—	82,138	—	517	—	—	517
Other comprehensive income	—	—	—	—	—	—	1,566	1,566
Net loss	—	—	—	—	—	(8,658)	—	(8,658)
Balance, March 31, 2020	—	$—	26,094,892	$3	$467,537	$(84,170)	$1,571	$384,941

	Series Seed, A and B Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Value	Shares	Value	Capital	Deficit	Income	(Deficit)
Balance, December 31, 2018	7,539,200	$41,965	12	$—	$1,633	$(31,555)	$—	$(29,922)
Issuance of Series B redeemable convertible preferred stock, net of issuance costs of $175	5,285,102	79,841	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	3,104	—	—	3,104
Exercise of common warrants	—	—	19,986	—	58	—	—	58
Net loss	—	—	—	—	—	(12,005)	—	(12,005)
Balance, March 31, 2019	12,824,302	$121,806	19,998	$—	$4,795	$(43,560)	$—	$(38,765)

The accompanying notes are an integral part of these consolidated financial statements

Karuna Therapeutics, Inc.

CONSOLIDATED Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(8,658)	$(12,005)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,634	3,104
Non-cash interest income	(462)	(17)
Non-cash interest income, net (Note 4)	—	(11)
Accretion of debt discount (Note 4)	—	423
Change in fair value of derivative liability (Note 4)	—	135
Depreciation and amortization expense	21	10
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	132	1,478
Right-of-use assets	121	—
Accounts payable	24	585
Accrued expenses	(1,051)	74
Deferred lease obligation	—	110
Operating lease liability	(102)	—
Net cash used in operating activities	(8,341)	(6,114)

Cash flows from investing activities
Purchases of short-term investments	(70,350)	—
Maturities of short-term investments	60,000	5,000
Acquisition of property and equipment	(76)	(17)
Net cash (used in) provided by investing activities	(10,426)	4,983

Cash flows from financing activities
Proceeds from issuance of Series B redeemable convertible preferred stock, net of issuance costs	—	74,977
Proceeds from issuance of convertible notes	—	1,564
Proceeds from exercise of stock options	517	—
Proceeds from exercise of warrant	—	58
Payment of deferred offering costs	—	(97)
Net cash provided by financing activities	517	76,502
Net increase in cash, cash equivalents and restricted cash	(18,250)	75,371
Cash, cash equivalents and restricted cash at beginning of period	209,052	9,027
Cash, cash equivalents and restricted cash at end of period	$190,802	$84,398

Supplemental disclosures of cash flows information
Lease liabilities arising from obtaining right-of-use assets	$2,851	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$121	$—
Deferred offering costs included in accrued expenses	$34	$529
Conversion of convertible notes, accrued interest and discount upon conversion to preferred stock	$—	$5,016

The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Nature of the Business and Basis of Presentation

Description of the Business

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

On June 14, 2019, the Company effected a one-for-1.2987 stock split of its issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios for each series of the Company’s redeemable convertible preferred stock. Accordingly, all share and per share amounts for all periods presented in the accompanying consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this stock split and adjustment of the redeemable convertible preferred stock conversion ratios.

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

On November 20, 2019, the Company’s registration statement on Form S-1 relating to its follow-on public offering of its common stock was declared effective by the SEC. In this offering, which closed on November 25, 2019, the Company issued and sold 2,600,000 shares of common stock at a public offering price of $96.00 per share. The aggregate net proceeds were approximately $234.2 million after deducting underwriting discounts and commissions of $15.0 million and offering expenses of $0.4 million.

The Company’s consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company experienced negative operating cash flows of $8.3 million for the three months ended March 31, 2020 and had an accumulated deficit of $84.2 million as of March 31, 2020. The Company expects to continue to generate operating losses for the foreseeable future.

The Company expects that its cash, cash equivalents and short-term investments of $383.5 million as of March 31, 2020 will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the date of issuance of these consolidated financial statements. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to fund its operations.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASUs”) of the Financial Accounting Standards Board (“FASB”).

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Karuna Securities Corporation, a Massachusetts corporation. All inter-company transactions and balances have been eliminated in consolidation.

The accompanying consolidated balance sheet as of March 31, 2020, the consolidated statements of operations, comprehensive loss, and cash flows for the three months ended March 31, 2020 and 2019, and the consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit) for the three months ended March 31, 2020 and 2019 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2020 and the results of its operations and its cash flows for the three months ended March 31, 2020 and 2019. Certain information and footnote disclosures typically included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these unaudited consolidated interim financial statements should be read in conjunction with the Company’s consolidated financial statements as of and for the year ended December 31, 2019. The results for the three months ended March 31, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020, any other interim periods, or any future year or period.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies and estimates used in preparation of the consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2019, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K. During the three months ended March 31, 2020, there were no material changes to the Company’s significant accounting policies, except for the adoption of ASU 2016-02, Leases (Topic 842), as described more fully below.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, which replaces the guidance in ASC 840, “Leases.” In addition, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, and in March 2019 issued ASU 2019-01, Leases (Topic 842): Codification Improvements. The new leasing standard generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use assets on the consolidated balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. The Company adopted the new standard effective January 1, 2020 and did not restate comparative periods. The Company elected the package of practical expedients permitted under the transition guidance and as such, the adoption of this ASU did not change the classification of any of our existing leases. The Company elected to combine lease and non-lease components, elected not to record leases with an initial term of 12 months or less on the balance sheet and recognized the associated lease payments in the consolidated statements of operations on a straight-line basis over the lease term. The outstanding deferred lease obligation of $0.2 million was recorded as a reduction of the right-of-use asset. As of January 1, 2020, the Company recognized $1.5 million as total lease liabilities and $1.2 million as total right-of-use assets on our consolidated balance sheet as a result of the adoption.

The Company determines if an arrangement contains a lease at inception. Operating leases are included in right-of-use (“ROU”) lease assets, current portion of operating lease liability, and operating lease liability, net of current portion, on the Company’s balance sheets.

ROU lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating ROU lease assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The ROU lease asset excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Changes to terms and conditions of an arrangement that contains a lease are evaluated to determine if a modification had occurred and a lease continues to exist. Lease modifications are accounted for as a separate contract or are treated as a change in accounting for the existing lease.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820). ASU 2018-13 modifies fair value disclosure requirements, specifically around level transfers and valuation of Level 3 assets and liabilities. ASU 2018-13 is effective for financial statements issued for annual and interim periods beginning after December 15, 2019 for all entities. Early adoption of all or part of ASU 2018-13 is permitted. Effective January 1, 2020, the Company adopted the standard. The adoption did not have a material impact on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The new standard simplifies the accounting for income taxes by removing certain exceptions within the guidance and making various other amendments. ASU 2019-12 is effective for financial statements issued for annual and interim periods beginning after December 15, 2020. Early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued. An entity that elects to early adopt in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. In addition, an entity that early adopts must adopt all amendments of ASU 2019-12 in the same period and apply each amendment on either a retrospective modified-retrospective basis as applicable. Effective January 1, 2020, the Company elected to early adopt the standard. The adoption did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326). The new standard adjusts the accounting for assets held at amortized cost basis, including marketable securities accounted for as available-for-sale. The standard eliminates the probable initial recognition threshold and requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. In November 2019, the FASB issued ASU 2019-10, which deferred the effective date of the new standard for certain entities. Under this ASU, the standard is effective for public business entities, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other entities, the standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early application is allowed. The Company has not adopted the standard as it currently meets the designation as a smaller reporting company. The Company does not believe the guidance will have a material impact on its consolidated financial statements.

Note 3. Prepaid Expenses and Other Current Assets and Accrued Expenses

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Prepaid insurance	$1,050	$2,130
Prepaid research and development expenses	1,810	694
Other	317	485
Total prepaid expenses and other current assets	$3,177	$3,309

Accrued expenses consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Accrued payroll and related expenses	$572	$1,823
Accrued research and development expenses	398	344
Professional fees	267	142
Other	188	44
Total accrued expenses	$1,425	$2,353

Note 4. Convertible Notes Payable

In June 2018, the Company entered into a Company Funding Agreement with The Wellcome Trust, Limited (“Wellcome Trust”) to receive up to $8.0 million in gross proceeds from the issuance of a convertible note (the “2018 Convertible Note”). The Company received $2.0 million of proceeds in July 2018, $2.7 million in November 2018, $1.6 million in March 2019, and $1.6 million in April 2019.

The 2018 Convertible Note had a stated interest rate of 2% per annum above the three-month Dollar LIBOR rate, which was not payable until settlement of the principal. The note was subject to redemption upon written demand by Wellcome Trust any time after the fifth anniversary of the effective date. The principal due under the 2018 Convertible Note was convertible into the class of the Company’s stock issued in the Company’s next qualified financing or upon event of default at a discounted conversion price between 0% and 25% of the purchase price per share of such securities issued. The accrued interest in such a circumstance would be forgiven.

At inception, the Company concluded that the 2018 Convertible Note contained a conversion option at a significant discount that was deemed to be an embedded derivative, which was required to be bifurcated and accounted for separately from the debt host. There were no debt issuance costs associated with the 2018 Convertible Note.

The Company recognized the following changes in the debt related to the 2018 Convertible Note during the three months ended March 31, 2019 (in thousands):

		Financial statement impacted
Balance, December 31, 2018	$2,516
Issuance of 2018 Convertible Note	1,564	Balance sheet
Allocation of proceeds to derivative liability	(228)	Balance sheet
Accretion to settlement value	423	Statement of operations
Accrued interest	29	Statement of operations
Interest forgiven upon conversion	(40)	Statement of operations
Conversion of Wellcome Trust Convertible Notes to redeemable convertible preferred stock	(4,264)	Balance sheet
Balance, March 31, 2019	$—

In March and April 2019, all outstanding principal under the 2018 Convertible Note was converted into Series B redeemable convertible preferred stock in connection with the Company’s Series B preferred stock financing.

Note 5. Redeemable Convertible Preferred Stock

As of December 31, 2018, the Company had 7,539,200 shares of preferred stock issued and outstanding which were redeemable and convertible by the holders under specified conditions. The redeemable convertible preferred stock was classified outside of stockholders’ equity (deficit) because the shares contained redemption features that were not solely within the control of the Company.

In March 2019, the Company authorized 5,422,845 shares of Series B Preferred Stock. The Company then issued 4,953,758 shares of Series B Preferred Stock at an issuance price of $15.14 per share resulting in gross proceeds of approximately $75.0 million. There were $0.2 million of issuance costs associated with the Series B Preferred Stock.

In conjunction with the March 2019 issuance of Series B Preferred Stock, all outstanding principal under the Wellcome Trust Notes converted into 331,344 shares of Series B Preferred Stock. In April 2019, the Company received an additional $1.6 million pursuant to the 2018 Wellcome Trust Note, which was subsequently converted into 137,743 shares of Series B Preferred Stock.

Upon closing of the Company’s IPO on July 2, 2019, the then-outstanding shares of the redeemable convertible preferred stock converted into common stock. There were no shares of redeemable convertible preferred stock authorized, issued or outstanding as of March 31, 2020 or December 31, 2019.

Note 6. Stockholders’ Equity (Deficit)

Preferred Stock

On July 2, 2019, in connection with the closing of the Company’s IPO, the Company filed its amended and restated Certificate of Incorporation, which authorizes the Company to issue up to 10,000,000 shares of preferred stock, $0.0001 par value per share. There were no shares of preferred stock outstanding as of March 31, 2020 or December 31, 2019.

Common Stock

As of March 31, 2020, the Company’s amended and restated Certificate of Incorporation authorized the Company to issue 150,000,000 shares of common stock, $0.0001 par value per share.

Holders of the common stock are entitled to one vote for each share of common stock held at all meetings of stockholders and written actions in lieu of meetings. The holders of common stock are entitled to receive dividends out of funds legally available, as declared by the board of directors. These dividends are subject to the preferential dividend rights of the holders of the Company’s preferred stock. Through March 31, 2020, no cash dividends have been declared or paid.

Upon completion of the Company’s IPO on July 2, 2019, all outstanding shares of redeemable convertible preferred stock converted to common stock. As of March 31, 2020, there were 26,094,892 shares of common stock outstanding.

Note 7. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share of common stock for the three months ended March 31, 2020 and 2019 (in thousands, except share and per share data):

	Three Months Ended March 31,
	2020	2019
Net Loss	$(8,658)	$(12,005)
Weighted-average shares used in computing net loss per share	26,042,434	2,677
Net loss per share, basic and diluted	$(0.33)	$(4,484)

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

Prior to the IPO, the Company’s outstanding shares of redeemable convertible preferred stock contractually entitled the holders of such shares to participate in distributions but contractually did not require the holders of such shares to participate in losses of the Company. Accordingly, these shares have not been included in the denominator used to calculate net loss per share.

Common Stock Equivalents

The following common stock equivalents, presented based on amounts outstanding at each period end, have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive impact:

	March 31,
	2020	2019
Redeemable convertible preferred stock (as converted to common stock)	—	16,654,904
Stock options to purchase common stock	4,974,356	3,755,633
	4,974,356	20,410,537

Note 8. Stock-based Compensation

Stock Options

In September 2009, the Company’s board of directors approved the 2009 Stock Incentive Plan (the “2009 Plan”) which provided for the grant of incentive stock options to employees and non-statutory stock options to directors, consultants, and non-employees of the Company. The aggregate common shares issuable were 3,911,138 under the 2009 Plan, as amended. The 2009 Plan terminated in July 2019 effective upon the completion of the Company’s IPO. No additional options will be granted under the 2009 Plan. As of March 31, 2020, there were 3,515,882 options outstanding under the 2009 Plan.

In May 2019, the board of directors approved the 2019 Stock Option and Incentive Plan (the “2019 Plan”) which became effective on June 26, 2019, the date immediately prior to the date on which the registration statement related to the IPO was declared effective by the SEC. The 2019 Plan will expire in May 2029. Under the 2019 Plan, the Company may grant incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units and other stock-based awards. There were 1,709,832 shares of the Company’s common stock initially reserved for issuance under the 2019 Plan. The number of shares of common stock that may be issued under the 2019 Plan will automatically increase on January 1, 2020 and each January 1 thereafter by 4% of the number of shares of common stock outstanding on the immediately preceding December 31 or such lesser amount determined by the Company’s board of directors or the compensation committee of the board of directors. In addition, any shares of common stock underlying any awards from the 2009 Plan that are forfeited, cancelled, held back, reacquired, or otherwise terminated shall be added back to the shares of stock available for issuance under the 2019 Plan. As of March 31, 2020, there were 1,428,230 common shares available for issuance and 1,458,474 options outstanding under the 2019 Plan.

Options under the 2019 Plan generally vest based on the grantee’s continued service with the Company during a specified period following a grant as determined by the board of directors and expire ten years from the grant date. In general, awards typically vest in four years, but vesting conditions can vary based on the discretion of the Company’s board of directors.

A summary of the Company’s stock option activity and related information is as follows:

	Number of Shares Underlying Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2019	4,614,544	$8.94	8.3	$306,395
Granted	490,950	98.88
Exercised	(82,138)	6.29
Forfeited	(49,000)	16.00
Outstanding as of March 31, 2020	4,974,356	$17.79	8.1	$282,841
Options vested and expected to vest as of March 31, 2020	4,974,356	$17.79	8.1	$282,841
Options exercisable as of March 31, 2020	3,247,651	$8.43	7.6	$206,439

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of March 31, 2020.

As of March 31, 2020, there was $31.9 million of unrecognized compensation cost, which is expected to be recognized over a weighted-average period of 3.6 years.

Warrants

In October 2016, PureTech Health LLC, a related party (“PureTech Health”), agreed to provide management services to the Company in exchange for a warrant to purchase up to 19,998 shares of the Company’s common stock. As of December 31, 2018, the warrant was fully vested and PureTech Health had partially exercised the warrant to purchase 12 shares of the Company’s common stock.

In March 2019, PureTech Health exercised the remaining portion of the warrant to purchase 19,986 shares of the Company’s common stock resulting in proceeds to the Company of $0.1 million. There were no outstanding warrants as of March 31, 2020 or December 31, 2019.

Stock-based Compensation Expense

Stock-based compensation expense is classified in the statements of operations for the three months ended March 31, 2020 and 2019 as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Research and development	$1,285	$80
General and administrative	349	3,024
Total stock-based compensation expense	$1,634	$3,104

Note 9. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s assets and liabilities as of March 31, 2020 and December 31, 2019 that are measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurement
	at March 31, 2020 Using
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (Money Market Fund)	$173,118	$—	$—	$173,118
Short-term investments (US Treasuries)	192,846	—	—	192,846
Total	$365,964	$—	$—	$365,964

	Fair Value Measurement
	at December 31, 2019 Using
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (Money Market Fund)	$197,303	$—	$—	$197,303
Short-term investments (US Treasuries)	180,468	—	—	180,468
Total	$377,771	$—	$—	$377,771

The estimated fair value and amortized cost of the Company’s short-term investments by contractual maturity are summarized as follows (in thousands):

	March 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Due in one year or less	$191,275	$1,571	$—	$192,846
Total	$191,275	$1,571	$—	$192,846

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Due in one year or less	$180,463	$5	$—	$180,468
Total	$180,463	$5	$—	$180,468

As of December 31, 2018, the Company had recorded a derivative liability of $0.4 million in connection with the 2018 Convertible Note. The derivative liability was considered a Level 3 liability because its fair value measurement was based, in part, on significant inputs not observed in the market. In March 2019, an additional derivative liability of $0.2 million was recognized in connection with the 2018 Convertible Note (see Note 4). For the three months ended March 31, 2019, the Company recognized a change in fair value of derivative of $0.1 million in the consolidated statement of operations. Upon the Company’s issuance of Series B redeemable convertible preferred stock in March and April 2019, all outstanding principal under the 2018 Convertible Note was converted into redeemable convertible preferred stock.

There was no derivative liability recorded as of March 31, 2020 or December 31, 2019.

Note 10. Commitments and Contingencies

Leases

The Company entered into an agreement to lease approximately 7,050 square feet of office space in Boston, Massachusetts (“Original Premises”) that began in December 2018 and had an original expiry in February 2023. In January 2020, the Company entered into an amended agreement (“Amended Lease Agreement”) to gain access to approximately 4,175 square feet of additional office space (“Expansion Premises”) beginning in March 2020, and to extend the maturity of the agreement for the Original Premises to December 2023. The Amended Lease Agreement provides for future minimum annual rental payments as defined within the agreement. Under the terms of the amended agreement, the Company is required to maintain a cash balance of approximately $0.2 million to secure a letter of credit associated with this lease. The amount was classified as restricted cash in the consolidated balance sheets as of March 31, 2020 and December 31, 2019. The amended agreement also provides for approximately $0.1 million in leasehold incentives which may be applied to base rent or improvements to the Expansion Premises, subject to limitations.

The Company determined the Amended Lease Agreement represented a lease modification, and the Original Premises and Expansion Premises were identified as separate lease components. The extension of maturity with respect to the Original Premises was treated as a modification not accounted for as a separate contract, in which lease classification was reassessed and the lease liability was remeasured. The effect of the remeasurement, in the amount of $0.4 million, was recorded as an adjustment to the right-of-use asset as of February 1, 2020, the effective date of the modification. The addition of the Expansion Premises was accounted for as a separate contract which granted the Company an additional right of use not included in the original lease, in which the lease payments increased commensurate with the standalone price for the additional right of use. As the leasehold incentives were not paid or payable at commencement, the Company will account for the incentives once the contingency is resolved.

In February 2020, the Company entered into an agreement to lease approximately 5,050 square feet of office space, and furniture within the office space, in Carmel, Indiana (“Indiana Lease Agreement”), which begins in June 2020 and expires in July 2023, with the option to renew for an additional three-year term. In addition, the agreement provides an option to purchase the office furniture at the expiration of the agreement.

The office space and office furniture within the Indiana Lease Agreement were each determined to represent separate lease components. Consideration for the contract was allocated to each lease component based on their relative stand-alone selling price. The options to renew the lease for an additional three-year term as well as purchase the office furniture at the expiration of the agreement were excluded from the determination of lease liabilities arising from obtaining the ROU assets, as they were not considered probable of being exercised at commencement.

For each of the lease agreements entered into or modified, the Company identified certain non-lease components. Lease and non-lease components were combined into a single lease component. In addition, all identified leases were assessed as operating leases.

As the Company’s leases do not provide an implicit rate, the Company used its incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a term equal to the lease payments in a similar economic environment in determining the present value of lease payments for each of identified lease at lease commencement date.

In addition to the lease liabilities arising from ROU assets recognized upon adoption of ASC 842, Leases (see Note 2), the Company recognized approximately $1.4 million in incremental lease liabilities arising from obtaining ROU assets as a result of the Amended Lease Agreement and Indiana Lease Agreement.

The components of lease cost were as follows (dollar amounts in thousands):

Three Months Ended March 31, 2020
Lease Cost
Operating lease cost	$155
Short-term lease cost	—
Total lease cost	$155

Other Information
Cash paid for amounts included in the measurement of lease liabilities	$136
Operating lease liabilities arising from obtaining right-of-use assets	$2,851
Weighted-average remaining lease term	3.69 years
Weighted-average discount rate	6.16%

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of March 31, 2020 (in thousands):

Year ended:
December 31, 2020	$563
December 31, 2021	845
December 31, 2022	860
December 31, 2023	804
Total future minimum lease payments	3,072
Less imputed interest	(323)
Present value of lease liabilities	$2,749

Future minimum lease payments under non-cancelable operating lease agreements as of December 31, 2019 (under ASC 840, prior to the adoption of ASC 842 effective January 1, 2020), were as follows (in thousands):

Year ended:
December 31, 2020	$499
December 31, 2021	506
December 31, 2022	514
December 31, 2023	86
December 31, 2024 and thereafter	—
$1,605

Intellectual Property License with Eli Lilly and Company

In May 2012, the Company entered into an exclusive license agreement (the “Lilly License Agreement”), with Eli Lilly and Company (“Eli Lilly”), pursuant to which Eli Lilly assigned to the Company all of its rights to certain patents (now expired), regulatory documentation, data records and materials related to xanomeline. The Company is also entitled to sublicense or otherwise transfer the rights granted in connection with the Lilly License Agreement.

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

The initial upfront payment of $0.1 million was expensed when incurred in May 2012. As of March 31, 2020, no milestones have been reached, and accordingly, no milestone payments have been made.

Intellectual Property License with PureTech Health

In March 2011, the Company entered into an exclusive license agreement (the “Patent License Agreement”) with PureTech Health, pursuant to which PureTech Health granted the Company an exclusive license to patent rights relating to combinations of a muscarinic activator with a muscarinic inhibitor for the treatment of central nervous system disorders.

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

The Company incurred no expenses related to the Patent License provided by PureTech Health during the three months ended March 31, 2020 or 2019. The Company had no outstanding liabilities to PureTech Health related to the Patent License as of March 31, 2020 and December 31, 2019.

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

Litigation

The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities as of March 31, 2020.

Note 11. Related Party Transactions

PureTech Health Management Consulting Services and Overhead Agreement

The Company engaged PureTech Health, a related party, to provide, among other things, management expertise, strategic advice, administrative support, computer and telecommunications services and office infrastructure. In exchange for providing such services, the Company paid PureTech Health a monthly fee. In addition, PureTech Health periodically invoiced the Company for out-of-pocket expenses reasonably incurred in connection with providing such business services.

The Company incurred general and administrative costs for management services provided by PureTech Health totaling less than $0.1 million in the three months ended March 31, 2019. In addition, the Company had outstanding current liabilities to PureTech Health of less than $0.1 million as of December 31, 2019, which were recorded as accounts payable in the consolidated balance sheets. As of and for the three months ended March 31, 2020, the Company had no outstanding liabilities to PureTech Health and no general and administrative costs for management services were incurred.

Note 12. 401(k) Savings Plan

The Company has a 401(k) retirement plan in which substantially all U.S. employees are eligible to participate. Eligible employees may elect to contribute up to the maximum limits, as set by the Internal Revenue Service, of their eligible compensation. The total contribution matching expense for the Company was less than $0.1 million for each of the three months ended March 31, 2020 and 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10‑Q and our audited consolidated financial statements and related notes for the year ended December 31, 2019 included in our Annual Report on Form 10-K, or the Annual Report, filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2020. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified and discussed in the section titled “Risk Factors,” set forth in Part I, Item 1A of our Annual Report on Form 10-K, as amended, filed with the SEC on March 24, 2020, and in other SEC filings.  You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We are an innovative clinical-stage biopharmaceutical company committed to developing novel therapies with the potential to transform the lives of people with disabling and potentially fatal neuropsychiatric disorders and pain. Our pipeline is built on the broad therapeutic potential of our lead product candidate, KarXT, an oral modulator of muscarinic receptors that are located both in the central nervous system, or CNS, and various peripheral tissues. KarXT is our proprietary product candidate that combines xanomeline, a novel muscarinic agonist, with trospium, an approved muscarinic antagonist, to preferentially stimulate muscarinic receptors in the CNS. In November 2019, we completed a Phase 2 clinical trial of KarXT for the treatment of acute psychosis in patients with schizophrenia, in which KarXT met the trial’s primary endpoint and was observed to be well tolerated. We are also developing KarXT as a potential treatment for dementia-related psychosis, or DRP, and pain. In the fourth quarter of 2019, we initiated two Phase 1b clinical trials of KarXT. One trial is evaluating the safety and tolerability of KarXT in healthy elderly volunteers in order to select the most appropriate dose for future KarXT trials to assess efficacy and safety in a DRP patient population. The second trial is evaluating the effect of KarXT on experimentally induced pain in healthy volunteers. We have assembled a team whose members have extensive expertise in the research, development and commercialization of numerous CNS agents, as well as deep familiarity with the biology of neuropsychiatric disorders, such as schizophrenia and DRP, including the role of muscarinic receptors in potential treatment of these diseases. We plan to leverage this expertise to develop a pipeline of product candidates targeting a broad range of psychiatric and neurological conditions.

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

On November 20, 2019, our registration statement on Form S-1 relating to our follow-on public offering of our common stock was declared effective by the SEC. In this offering, which closed on November 25, 2019, we issued and sold 2,600,000 shares of our common stock at a public offering price of $96.00 per share. The aggregate net proceeds to us from the follow-on offering were approximately $234.2 million after deducting underwriting discounts and commissions of $15.0 million and offering expenses of approximately $0.4 million. Prior to the initial and follow-on public offerings, we funded our operations primarily with proceeds from the sales of redeemable convertible preferred stock and the issuance of convertible notes.

We have never generated revenue and have incurred significant net losses since inception. Our net losses were $8.7 million and $12.0 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had an accumulated deficit of $84.2 million. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our operating expenses and capital expenditures will increase substantially, particularly as we:

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
•

add additional operational, financial and management information systems and processes to support our ongoing development efforts, any future manufacturing or commercialization efforts and our ongoing operations as a public company.

We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for a product candidate, which we expect will take a number of years, if ever, and the outcome of which is subject to significant uncertainty. Additionally, we currently use third parties such as contract research organizations, or CROs, and contract manufacturing organizations, or CMOs, to carry out our preclinical and clinical development activities, and we do not yet have a sales organization. If we obtain regulatory approval for any product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution.

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of private and public equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements with third parties. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates.

As of March 31, 2020, we had cash, cash equivalents and short-term investments of $383.5 million. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated operating and capital expenditure requirements through at least the next 36 months. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources.”

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

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for the development of our product candidates and our drug discovery efforts, which include:

•	personnel costs, including salaries and the related costs, and stock-based compensation expense for employees engaged in research and development functions;
•	expenses incurred in connection with the preclinical and clinical development of our product candidates, including under agreements with CROs;
•	expenses incurred in connection with CMOs that manufacture drug products for use in our preclinical and clinical trials;
•	formulation costs and chemistry, manufacturing and controls, or CMC, costs; and
•	expenses incurred under agreements with consultants who supplement our internal capabilities.

We expense all research and development costs in the periods in which they are incurred. Costs for certain development activities are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and third-party service providers.

We do not track our internal research and development expenses on an indication-by-indication basis as they primarily relate to personnel, early research and consumable costs, which are deployed across multiple projects under development. These costs are included in unallocated research and development expenses in the table below. A portion of our research and development costs are external costs, such as fees paid to consultants, central laboratories, contractors, CMOs and CROs in connection with our clinical development activities, which costs we do track on an indication-by-indication basis. Formulation and CMC costs as well as preclinical expenses consist of external costs associated with activities to support our current and future clinical programs, but are not allocated on an indication-by-indication basis due to the overlap of the potential benefit of those efforts across multiple indications that utilize KarXT and future product and development candidates. The following table summarizes our research and development expenses:

	Three Months Ended March 31,
	2020	2019
Schizophrenia clinical trials	$60	$4,798
Pain clinical trials	305	—
Dementia-related psychosis clinical trials	485	—
Formulation and CMC	745	590
Preclinical	97	791
Unallocated expenses	2,728	788
Total research and development expense	$4,420	$6,967

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

Because of the numerous risks and uncertainties associated with conducting product development, we cannot determine with certainty the duration and completion costs of our current or future preclinical studies and clinical trials or if, when, or to what extent we will generate revenues from the commercialization and sale of our product candidates. We may never succeed in achieving regulatory approval for our product candidates. The duration, costs and timing of preclinical studies and clinical trials and development of our product candidates will depend on a variety of factors, if and as we:

•	continue to develop and conduct clinical trials for KarXT for our current and future indications;
•	initiate and continue research, preclinical and clinical development efforts for future product candidates;
•	seek to identify additional product candidates;

•	seek regulatory approvals for KarXT for our current and future indications as well as any other product candidates that successfully complete clinical development;
•	add operational, financial and management information systems and personnel, including personnel to support our product development;
•	hire and retain additional personnel, such as clinical, quality control, scientific, commercial and administrative personnel;
•	maintain, expand and protect our intellectual property portfolio;
•

establish sales, marketing, distribution, manufacturing, supply chain and other commercial infrastructure in the future to commercialize various products for which we may obtain regulatory approval, if any;

•	assess the potential impact of COVID-19, if any, on the ability to execute research and development activities;
•	add equipment and physical infrastructure to support our research and development; and
•	acquire or in-license other product candidates and technologies.

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

Interest Income, Net.    Interest income, net, consists of interest accrued, net of any interest forgiven, on the principal balance of convertible notes that were issued and outstanding during 2019. In March 2019 and April 2019, all outstanding convertible notes were converted into redeemable convertible preferred stock. A portion of the accrued interest was forgiven with respect to certain of the convertible notes upon their conversion into redeemable convertible preferred stock, and the forgiven interest was recorded as a reduction to interest expense in the year ended December 31, 2019.

Accretion of Debt Discount.    Upon issuance of our convertible notes, each note was recorded at cost, net of the derivative liability. This discount on each outstanding note, if any, was amortized as interest expense to the date such note was expected to convert using the effective interest rate method and is reflected in the statements of operations as accretion of debt discount.

Change in Fair Value of Derivative.    Our convertible notes contained conversion options at a significant premium that were deemed to be embedded derivatives which are required to be bifurcated and accounted for separately from the convertible note. We remeasured the derivative liability to fair value at each reporting date, and we recognized changes in the fair value of the derivative liabilities in our statements of operations. As part of the conversion of outstanding convertible notes into redeemable convertible preferred stock, all derivatives were settled in March 2019.

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

	Three Months Ended March 31,
	2020	2019	Change
		(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	4,420	6,967	(2,547)
General and administrative	5,635	4,606	1,029
Total operating expenses	10,055	11,573	(1,518)
Loss from operations	(10,055)	(11,573)	1,518
Total other income (expense), net	1,397	(432)	1,829
Net loss attributable to common stockholders	$(8,658)	$(12,005)	$3,347

Research and Development Expenses

	Three Months Ended March 31,
	2020	2019	Change
		(in thousands)
Direct research and development expenses:
Schizophrenia clinical trials	$60	$4,798	$(4,738)
Pain clinical trials	305	-	305
Dementia-related psychosis clinical trials	485	-	485
Formulation and CMC	745	590	155
Preclinical	97	791	(694)
Unallocated expenses:
Personnel related (including stock-based compensation)	1,405	421	984
Consultant fees and other expenses	1,323	367	956
Total research and development expense	$4,420	$6,967	$(2,547)

Expenses related to our schizophrenia clinical trials decreased by $4.7 million due to the conclusion of our Phase 2 trial. The $0.3 million and $0.5 million in expenses related to pain and DRP clinical trials consist of enrollment and dosing activities for Phase 1 trials incurred in the three months ended March 31, 2020. Formulation and CMC expenses increased by $0.2 million due to an increase in manufacturing activities to obtain sufficient supply to support clinical trial activities, including our planned Phase 3 clinical trial(s) in schizophrenia. Preclinical expenses decreased by $0.7 million due to the conclusion of several toxicology studies in 2019. The increase of $1.0 million in personnel-related costs was primarily a result of an increase in headcount. The increase of $1.0 million in consultant fees and other expenses was due to a combination of an increase in consulting activities as well as costs associated with our discovery programs.

General and Administrative Expenses

	Three Months Ended March 31,
	2020	2019	Change
		(in thousands)
Personnel-related (including stock-based compensation)	$2,890	$3,727	$(837)
Professional and consultant fees	1,200	514	686
Other	1,545	365	1,180
Total general and administrative expense	$5,635	$4,606	$1,029

The decrease of $0.8 million in personnel-related costs was primarily due to the vesting of option awards which fully vested prior to the end of 2019 on an accelerated schedule. The increase of $0.6 million in professional and consultant fees was primarily due to an increase in accounting fees, legal costs, and consulting fees related to our ongoing business activities as a public company. The increase of $1.2 million in other costs was primarily due to insurance costs, the expansion of our facility lease in Boston, Massachusetts and the entry into a new office lease in Carmel, Indiana.

Other Income (Expense), Net

	Three Months Ended March 31,
	2020	2019	Change
		(in thousands)
Interest income	$1,397	$115	$1,282
Interest income, net	-	11	(11)
Accretion of debt discount	-	(423)	423
Change in fair value of derivative	-	(135)	135
Total other income (expense), net	$1,397	$(432)	$1,829

Interest income is attributable to interest earned on our cash equivalents and short-term investments, the balance of which increased significantly subsequent to our initial public offering in July 2019 and our follow-on offering in November 2019.

There was no interest income, net, recorded during the three months ended March 31, 2020 because there were no convertible notes outstanding during the quarter. Interest income, net for the three months ended March 31, 2019 represents excess of interest forgiven on the Wellcome Trust Notes at the time of conversion over interest expense accrued on convertible notes outstanding during the period.

There was no debt outstanding during the three months ended March 31, 2020 and therefore no related accretion of debt discount. All outstanding principal under the 2018 Wellcome Trust Note as of March 15, 2019 was converted into shares of Series B convertible preferred stock and the debt discount was fully accreted at that time.

There was no change in fair value of derivative recorded during the three months ended March 31, 2020 because there were no convertible notes outstanding during the quarter. The change in fair value of derivative for the three months ended March 31, 2019 reflects the mark-to-market of the convertible note derivative liabilities prior to the conversion of the associated notes in March 2019 into shares of our Series B convertible preferred stock.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. To date, we have funded our operations primarily with proceeds from the sale of redeemable convertible preferred stock, issuance of convertible notes, and sales of our common stock. Through March 31, 2020, our operations have been financed by gross proceeds of $24.1 million from the issuance of convertible notes, $91.0 million from the sale of shares of our redeemable convertible preferred stock, $93.0 million from the sale of our common stock in our initial public offering, and $234.2 million from the sale of our common stock in a follow-on public offering. As of March 31, 2020, we had $383.5 million in cash, cash equivalents and short-term investments, and an accumulated deficit of $84.2 million.

Our primary use of cash has been to fund operating expenses, which consist of research and development and general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(8,341)	$(6,114)
Net cash (used in) provided by investing activities	(10,426)	4,983
Net cash provided by financing activities	517	76,502
Net (decrease) increase in cash, cash equivalents and restricted cash	$(18,250)	$75,371

Cash Flows from Operating Activities

Cash used in operating activities for the three months ended March 31, 2020 was $8.3 million, consisting of a net loss of $8.7 million partially offset by non-cash items, including stock-based compensation expense of $1.6 million. Net loss was also adjusted for $0.5 million of non-cash interest income. The change in our net operating assets and liabilities was due to a decrease in accrued expenses of $1.1 million which was partially offset by a decrease of $0.1 million in prepaid expenses and other current assets.

Cash used in operating activities for the three months ended March 31, 2019 was $6.1 million, consisting of a net loss of $12.0 million partially offset by noncash items, including stock-based compensation expense of $3.1 million, the accretion of debt discount related to the convertible notes of $0.4 million, and $0.1 million resulting from the change in fair value of the convertible note derivative liabilities. The change in our net operating assets and liabilities was due primarily to a decrease of $1.5 million in prepaid expenses primarily due to timing of invoice payments related to our Phase 2 clinical trial and an increase in accounts payable of $0.6 million primarily driven by timing of payments to CROs and CMOs, and $0.1 million related to an increase in deferred lease obligation.

Cash Flows from Investing Activities

Cash used in investing activities for the three months ended March 31, 2020 was $10.4 million, primarily attributable to the purchases of short-term investments of $70.4 million, which was partially offset by maturities of short-term investments of $60.0 million.

Cash provided from investing activities for the three months ended March 31, 2019 was $5.0 million, attributable to the maturity of short-term investments during the period.

Cash Flows from Financing Activities

Cash provided by financing activities for the three months ended March 31, 2020 was $0.5 million, attributable to proceeds from the exercise of stock options.

Cash provided by financing activities for the three months ended March 31, 2019 was $76.5 million and was related primarily to the $75.0 million of proceeds from the issuance of redeemable convertible preferred stock as well as $1.6 million related to proceeds from the issuance of convertible notes.

Future Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, in particular as we continue to advance our product candidates through clinical trials. In addition, we expect to incur additional costs associated with operating as a public company.

As of March 31, 2020, we had cash and cash equivalents and short-term investments of $383.5 million. Based on our current plans, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated operating and capital expenditure requirements through at least the next 36 months.

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

•	subject to receipt of regulatory approval, revenue, if any, received from commercial sales of KarXT for any indication or revenue received from any future product candidates;
•	the extent to which we in-license or acquire rights to other products, product candidates or technologies;
•	our headcount growth and associated costs as we expand our research and development and establish a commercial infrastructure;
•

the costs of preparing, filing and prosecuting patent applications, and maintaining and protecting our intellectual property rights including enforcing and defending intellectual property related claims; and

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of equity financings, debt financings, collaborations with other companies or other strategic transactions. We do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect their rights as common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

Contractual Obligations and Other Commitments

In January 2020, we amended our current lease for office space in Boston, Massachusetts to acquire approximately 4,175 in additional square feet and to extend the original lease term through December 2023. Remaining lease payments from March 31, 2020 through the end of the lease term total $2.6 million for both the original space and the 2,422 in additional square feet obtained in February 2020. We have not yet taken possession of the remaining space.

In February 2020, we entered into an agreement to lease approximately 5,050 square feet of office space in Carmel, Indiana. The term of the lease will commence in June 2020 and expires in July 2023. Remaining lease payments will total approximately $0.4 million over the term of the lease.

During the three months ended March 31, 2020, there were no other material changes to our contractual obligations and commitments described in our Annual Report on Form 10-K, as filed with the SEC.

Critical Accounting Polices and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We believe that of our critical accounting policies described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2019, or the 2019 Annual Report, filed with the SEC on March 24, 2020, the following involve the most judgment and complexity:

•	research and development contract costs and accruals;
•	stock-based compensation expense.

There have been no material changes to these critical accounting policies from those described in the 2019 Annual Report.

Accordingly, we believe the policies set forth above are critical to fully understand and evaluate our financial condition and results of operations. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected.

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

We would cease to be an emerging growth company upon the earliest of: (1) the last day of the fiscal year ending after the fifth anniversary of our initial public offering; (2) the last day of the fiscal year in which we have more than $1.07 billion in annual gross revenue; (3) the last day of the fiscal year in which we qualify as a “large accelerated filer,” with at least $700.0 million of equity securities held by non-affiliates as of the prior June 30th; or (4) the issuance, in any three-year period, by our company of more than $1.0 billion in non-convertible debt securities held by non-affiliates.

Recently Issued and Adopted Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2020 and 2019.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2020.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 2, 2019, we closed our initial public offering of 6,414,842 shares of our common stock at a public offering price of $16.00 per share for an aggregate offering of $102.6 million. The offer and sale of all of the shares in the offering were registered under the Securities Act of 1933, as amended, or the Securities Act, pursuant to a registration statement on Form S‑1 (File No. 333‑231863), which was declared effective by the SEC on June 27, 2019. Goldman Sachs & Co. LLC and Citigroup Global Markets Inc. acted as representatives of the underwriters for the offering. The offering commenced on June 27, 2019 and did not terminate until the sale of all of the shares offered.

We received aggregate net proceeds from the offering of $93.0 million, after deducting underwriting discounts and commissions of $7.2 million and offering expenses of $2.4 million payable by us. None of the underwriting discounts and commissions or offering expenses were incurred by or paid to our directors or officers or their associates or to persons owning 10% or more of our common stock or to any of our affiliates.

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

The aggregate net proceeds to us from the follow-on public offering were approximately $234.2 million after deducting underwriting discounts and commissions of $15.0 million and offering expenses of approximately $0.4 million. None of the underwriting discounts and commissions or offering expenses were incurred by or paid to our directors or officers or their associates or to persons owning 10 percent or more of our common stock or to any of our affiliates.

Information related to use of proceeds from the sale of registered securities is incorporated herein by reference to the “Use of Proceeds” sections of our final prospectus related to the initial public offering and final prospectus related to the follow-on offering. There has been no material change in our planned use of the net proceeds from these offerings as described in the prospectus documents filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on June 28, 2019 and November 21, 2019, respectively.

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

KARUNA THERAPEUTICS, INC.

Date: May 7, 2020	By:	/s/ Steven Paul, M.D.
Steven Paul, M.D.
Chief Executive Officer, President and Chairman (Principal Executive Officer)

Date: May 7, 2020	By:	/s/ Troy Ignelzi
Troy Ignelzi
Chief Financial Officer (Principal Financial and Accounting Officer)