Form 10-Q
period 2020-06-30
Karuna Therapeutics, Inc.
filed 2020-08-05
CIK 1771917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 31, 2020, the registrant had 26,615,908 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

KARUNA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$133,873	$208,929
Short-term investments	233,712	180,468
Prepaid expenses and other current assets	6,933	3,309
Deferred offering costs	338	—
Total current assets	374,856	392,706
Restricted cash	157	123
Property and equipment, net	433	195
Right-of-use lease assets - operating, net	2,370	—
Total assets	$377,816	$393,024
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable (includes $0 and $51 at June 30, 2020 and December 31, 2019, respectively, due to related parties)	$773	$547
Accrued expenses	2,622	2,353
Current portion of deferred lease obligation	—	58
Current portion of operating lease liability	674	—
Total current liabilities	4,069	2,958
Deferred lease obligation, net of current portion	—	150
Operating lease liability, net of current portion	1,944	—
Total liabilities	6,013	3,108
Commitments and Contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and 0 shares outstanding as of June 30, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at June 30, 2020 and December 31, 2019; 26,580,533 and 26,012,754 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	3	3
Additional paid-in capital	472,119	465,420
Accumulated deficit	(101,216)	(75,512)
Accumulated other comprehensive income	897	5
Total stockholders’ equity	371,803	389,916
Total liabilities and stockholders’ equity	$377,816	$393,024

The accompanying notes are an integral part of these consolidated financial statements

Karuna Therapeutics, Inc.

CONSOLIDATED Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	—	—	—	—
Operating expenses:
Research and development	$10,819	$6,784	$15,239	$13,751
General and administrative	7,006	8,286	12,641	12,892
Total operating expenses	17,825	15,070	27,880	26,643
Loss from operations	(17,825)	(15,070)	(27,880)	(26,643)
Other income (expense):
Interest income	779	452	2,176	567
Interest income, net (Note 4)	—	—	—	11
Accretion of debt discount (Note 4)	—	(522)	—	(945)
Change in fair value of derivative (Note 4)	—	—	—	(135)
Total other income (expense), net	779	(70)	2,176	(502)
Net loss before income taxes	(17,046)	(15,140)	(25,704)	(27,145)
Income tax provision	—	—	—	—
Net loss attributable to common stockholders	$(17,046)	$(15,140)	$(25,704)	$(27,145)
Net loss per share, basic and diluted (Note 7)	$(0.65)	$(146.02)	$(0.98)	$(507.76)
Weighted average common shares outstanding used in computing net loss per share, basic and diluted	26,186,493	103,684	26,114,464	53,460

The accompanying notes are an integral part of these consolidated financial statements

Karuna Therapeutics, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(17,046)	$(15,140)	$(25,704)	$(27,145)
Other comprehensive income (loss):
Unrealized (losses) gains on short-term investments	(674)	71	892	71
Comprehensive loss	$(17,720)	$(15,069)	$(24,812)	$(27,074)

The accompanying notes are an integral part of these consolidated financial statements

Karuna Therapeutics, Inc.

CONSOLIDATED Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share data)

(Unaudited)

	Series Seed, A and B Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Income	Equity
Balance, December 31, 2019	—	$—	26,012,754	$3	$465,420	$(75,512)	$5	$389,916
Follow-on offering costs	—	—	—	—	(34)	—	—	(34)
Stock-based compensation expense	—	—	—	—	1,634	—	—	1,634
Exercise of common options	—	—	82,138	—	517	—	—	517
Other comprehensive income	—	—	—	—	—	—	1,566	1,566
Net loss	—	—	—	—	—	(8,658)	—	(8,658)
Balance, March 31, 2020	—	$—	26,094,892	$3	$467,537	$(84,170)	$1,571	$384,941
Stock-based compensation expense	—	—	—	—	3,226	—	—	3,226
Exercise of common options	—	—	485,641	—	1,356	—	—	1,356
Other comprehensive loss	—	—	—	—	—	—	(674)	(674)
Net loss	—	—	—	—	—	(17,046)	—	(17,046)
Balance, June 30, 2020	—	$—	26,580,533	$3	$472,119	$(101,216)	$897	$371,803

	Series Seed, A and B Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Income	Deficit
Balance, December 31, 2018	7,539,200	$41,965	12	$—	$1,633	$(31,555)	$—	$(29,922)
Issuance of Series B redeemable convertible preferred stock, net of issuance costs of $175	5,285,102	79,841	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	3,104	—	—	3,104
Exercise of common warrants	—	—	19,986	—	58	—	—	58
Net loss	—	—	—	—	—	(12,005)	—	(12,005)
Balance, March 31, 2019	12,824,302	$121,806	19,998	$—	$4,795	$(43,560)	$—	$(38,765)
Issuance of Series B redeemable convertible preferred stock	137,743	2,086	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	6,841	—	—	6,841
Exercise of common warrants	—	—	38,961	—	4	—	—	4
Vesting of restricted stock units	—	—	105,163	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	71	71
Net loss	—	—	—	—	—	(15,140)	—	(15,140)
Balance, June 30, 2019	12,962,045	$123,892	164,122	$—	$11,640	$(58,700)	$71	$(46,989)

The accompanying notes are an integral part of these consolidated financial statements

Karuna Therapeutics, Inc.

CONSOLIDATED Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(25,704)	$(27,145)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,860	9,945
Non-cash interest income	(104)	(282)
Non-cash interest income, net (Note 4)	—	(11)
Accretion of debt discount (Note 4)	—	945
Change in fair value of derivative liability (Note 4)	—	135
Depreciation and amortization expense	54	22
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,624)	(8)
Right-of-use assets	273	—
Accounts payable	166	253
Accrued expenses	182	327
Deferred lease obligation	—	132
Operating lease liability	(233)	—
Net cash used in operating activities	(24,130)	(15,687)

Cash flows from investing activities
Purchases of short-term investments	(132,248)	(64,468)
Maturities of short-term investments	80,000	5,000
Acquisition of property and equipment	(233)	(70)
Net cash used in investing activities	(52,481)	(59,538)

Cash flows from financing activities
Proceeds from issuance of Series B redeemable convertible preferred stock, net of issuance costs	—	74,825
Proceeds from issuance of convertible notes	—	3,128
Proceeds from exercise of stock options	1,873	4
Proceeds from exercise of warrant	—	58
Payment of deferred offering costs	(284)	(1,199)
Net cash provided by financing activities	1,589	76,816
Net increase (decrease) in cash, cash equivalents and restricted cash	(75,022)	1,591
Cash, cash equivalents and restricted cash at beginning of period	209,052	9,027
Cash, cash equivalents and restricted cash at end of period	$134,030	$10,618

Supplemental disclosures of cash flows information
Lease liabilities arising from obtaining right-of-use assets	$2,851	$—
Purchases of property and equipment included in accrued expenses	$59	$—
Deferred offering costs included in accrued expenses and accounts payable	$88	$833
Conversion of convertible notes, accrued interest and discount upon conversion to preferred stock	$—	$7,102

The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Nature of the Business and Basis of Presentation

Description of the Business

Karuna Therapeutics, Inc. (the “Company”) was incorporated under the laws of the State of Delaware in July 2009 as Karuna Pharmaceuticals, Inc. and is headquartered in Boston, Massachusetts. In March 2019, the Company changed its name to Karuna Therapeutics, Inc. The Company is focused on developing novel therapies with the potential to transform the lives of people with disabling and potentially fatal neuropsychiatric disorders.

Since the Company’s inception, it has focused substantially all of its efforts and financial resources on organizing and staffing the Company, acquiring and developing its technology, raising capital, building its intellectual property portfolio, undertaking preclinical studies and clinical trials and providing general and administrative support for these activities. The Company has not generated any product revenue related to its primary business purpose to date and is subject to a number of risks similar to those of other early stage companies, including dependence on key individuals, regulatory approval of products, uncertainty of market acceptance of products, competition from substitute products and larger companies, compliance with government regulations, protection of proprietary technology, dependence on third parties, product liability, the impact of the COVID-19 coronavirus pandemic, and the need to obtain adequate additional financing to fund the development of its product candidates.

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

The Company’s consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company experienced negative operating cash flows of $24.1 million for the six months ended June 30, 2020 and had an accumulated deficit of $101.2 million as of June 30, 2020. The Company expects to continue to generate operating losses for the foreseeable future.

The Company expects that its cash, cash equivalents and short-term investments of $367.6 million as of June 30, 2020 will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the date of issuance of these consolidated financial statements. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to fund its operations.

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

The accompanying consolidated balance sheet as of June 30, 2020, the consolidated statements of operations, comprehensive loss, and redeemable convertible preferred stock and stockholders’ equity (deficit) for the three and six months ended June 30, 2020 and 2019 and the consolidated statements of cash flows for the six months ended June 30, 2020 and 2019 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2020 and the results of its operations for the three and six months ended June 30, 2020 and 2019 and the results of its cash flows for the six months ended June 30, 2020 and 2019. Certain information and footnote disclosures typically included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these unaudited consolidated interim financial statements should be read in conjunction with the Company’s consolidated financial statements as of and for the year ended December 31, 2019. The results for the three and six months ended June 30, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020, any other interim periods, or any future year or period.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies and estimates used in preparation of the consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2019, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K. During the three and six months ended June 30, 2020, there were no material changes to the Company’s significant accounting policies, except for the adoption of ASU 2016-02, Leases (Topic 842), as described more fully below.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, which replaces the guidance in ASC 840, “Leases.” In addition, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, and in March 2019 issued ASU 2019-01, Leases (Topic 842): Codification Improvements. The new leasing standard generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use (“ROU”) assets on the consolidated balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. The Company adopted the new standard effective January 1, 2020 and did not restate comparative periods. The Company elected the package of practical expedients permitted under the transition guidance and, as such, the adoption of this ASU did not change the classification of any of our existing leases. The Company elected to combine lease and non-lease components, elected not to record leases with an initial term of 12 months or less on the balance sheet and recognized the associated lease payments in the consolidated statements of operations on a straight-line basis over the lease term. As of January 1, 2020, the Company recognized $1.5 million as total lease liabilities and $1.2 million as total right-of-use assets on its consolidated balance sheet as a result of the adoption. The deferred lease obligation of $0.2 million outstanding as of December 31, 2019 was recorded as a reduction of the right-of-use asset.

The Company determines if an arrangement contains a lease at inception. Operating leases are included in ROU lease assets, current portion of operating lease liability, and operating lease liability, net of current portion, on the Company’s balance sheets.

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

Note 3. Prepaid Expenses and Other Current Assets and Accrued Expenses

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Prepaid insurance	$23	$2,130
Prepaid research and development expenses	6,655	694
Other	255	485
Total prepaid expenses and other current assets	$6,933	$3,309

Accrued expenses consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Accrued payroll and related expenses	$1,090	$1,823
Accrued research and development expenses	1,036	344
Professional fees	338	142
Other	158	44
Total accrued expenses	$2,622	$2,353

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

The 2018 Convertible Note had a stated interest rate of 2% per annum above the three-month Dollar LIBOR rate, which was not payable until settlement of the principal. The note was subject to redemption upon written demand by Wellcome Trust any time after the fifth anniversary of the effective date. The principal due under the 2018 Convertible Note was convertible into the class of the Company’s stock issued in the Company’s next qualified financing or upon an event of default at a discounted conversion price between 0% and 25% of the purchase price per share of such securities issued. The accrued interest in such a circumstance would be forgiven.

At inception, the Company concluded that the 2018 Convertible Note contained a conversion option at a significant discount that was deemed to be an embedded derivative, which was required to be bifurcated and accounted for separately from the debt host. There were no debt issuance costs associated with the 2018 Convertible Note.

The Company recognized the following changes in the debt related to the 2018 Convertible Note during the three and six months ended June 30, 2019 (in thousands):

		Financial statement impacted
Balance, December 31, 2018	$2,516
Issuance of 2018 Convertible Note	1,564	Balance sheet
Allocation of proceeds to derivative liability	(228)	Balance sheet
Accretion to settlement value	423	Statement of operations
Accrued interest	29	Statement of operations
Interest forgiven upon conversion	(40)	Statement of operations
Conversion of Wellcome Trust Convertible Notes to redeemable convertible preferred stock	(4,264)	Balance sheet
Balance, March 31, 2019	—
Issuance of 2018 Convertible Note	1,564	Balance sheet
Allocation of proceeds to derivative liability	(522)	Balance sheet
Accretion to settlement value	522	Statement of operations
Conversion of Wellcome Trust Convertible Notes to redeemable convertible preferred stock	(1,564)	Balance sheet
Balance, June 30, 2019	$—

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

In March 2019, the Company authorized 5,422,845 shares of Series B Preferred Stock. The Company then issued and sold 4,953,758 shares of Series B Preferred Stock at an issuance price of $15.14 per share resulting in gross proceeds of approximately $75.0 million. There were $0.2 million of issuance costs associated with the Series B Preferred Stock.

In conjunction with the March 2019 issuance of Series B Preferred Stock, all outstanding principal under the 2018 Convertible Note converted into 331,344 shares of Series B Preferred Stock. In April 2019, the Company received an additional $1.6 million pursuant to the 2018 Convertible Note, which was subsequently converted into 137,743 shares of Series B Preferred Stock.

Upon closing of the Company’s IPO on July 2, 2019, the then-outstanding shares of the redeemable convertible preferred stock converted into common stock. There were no shares of redeemable convertible preferred stock authorized, issued or outstanding as of June 30, 2020 or December 31, 2019.

Note 6. Stockholders’ Equity

Preferred Stock

On July 2, 2019, in connection with the closing of the Company’s IPO, the Company filed its amended and restated Certificate of Incorporation, which authorizes the Company to issue up to 10,000,000 shares of preferred stock, $0.0001 par value per share. There were no shares of preferred stock outstanding as of June 30, 2020 or December 31, 2019.

Common Stock

As of June 30, 2020, the Company’s amended and restated Certificate of Incorporation authorized the Company to issue 150,000,000 shares of common stock, $0.0001 par value per share.

Holders of the common stock are entitled to one vote for each share of common stock held at all meetings of stockholders and written actions in lieu of meetings. The holders of common stock are entitled to receive dividends out of funds legally available, as declared by the board of directors. These dividends are subject to the preferential dividend rights of the holders of the Company’s preferred stock. Through June 30, 2020, no cash dividends have been declared or paid.

Upon completion of the Company’s IPO on July 2, 2019, all outstanding shares of redeemable convertible preferred stock converted into common stock. As of June 30, 2020, there were 26,580,533 shares of common stock outstanding.

Note 7. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share of common stock for the three and six months ended June 30, 2020 and 2019 (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net Loss	$(17,046)	$(15,140)	$(25,704)	$(27,145)
Weighted-average shares used in computing net loss per share	26,186,493	103,684	26,114,464	53,460
Net loss per share, basic and diluted	$(0.65)	$(146.02)	$(0.98)	$(507.76)

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

Common Stock Equivalents

The following common stock equivalents, presented based on amounts outstanding at each period end, have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive impact:

	June 30,
	2020	2019
Redeemable convertible preferred stock (as converted to common stock)	—	16,833,790
Stock options to purchase common stock	4,767,515	4,702,906
	4,767,515	21,536,696

Note 8. Stock-based Compensation

Stock Options

In September 2009, the Company’s board of directors approved the 2009 Stock Incentive Plan (the “2009 Plan”) which provided for the grant of incentive stock options to employees and non-statutory stock options to directors, consultants, and non-employees of the Company. The aggregate common shares issuable were 3,911,138 under the 2009 Plan, as amended. The 2009 Plan terminated in July 2019 effective upon the completion of the Company’s IPO. No additional options will be granted under the 2009 Plan. As of June 30, 2020, there were 3,039,491 options outstanding under the 2009 Plan.

In May 2019, the Company’s board of directors approved the 2019 Stock Option and Incentive Plan (the “2019 Plan”) which became effective on June 26, 2019, the date immediately prior to the date on which the registration statement related to the IPO was declared effective by the SEC. The 2019 Plan will expire in May 2029. Under the 2019 Plan, the Company may grant incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units and other stock-based awards. There were 1,709,832 shares of the Company’s common stock initially reserved for issuance under the 2019 Plan. The number of shares of common stock that may be issued under the 2019 Plan automatically increases on January 1 of each calendar year, commencing on January 1, 2020 and each January 1 thereafter by 4% of the number of shares of common stock outstanding on the immediately preceding December 31 or such lesser amount determined by the Company’s board of directors or the compensation committee of the board of directors. In addition, any shares of common stock underlying any awards from the 2009 Plan that are forfeited, cancelled, held back, reacquired, or otherwise terminated shall be added back to the shares of stock available for issuance under the 2019 Plan. As of June 30, 2020, there were 1,158,680 common shares available for issuance and 1,728,024 options outstanding under the 2019 Plan.

Options under the 2019 Plan generally vest based on the grantee’s continued service with the Company during a specified period following a grant as determined by the board of directors and expire ten years from the grant date. In general, awards typically vest in four years, but vesting conditions can vary based on the discretion of the Company’s board of directors.

A summary of the Company’s stock option activity and related information is as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2019	4,614,544	$8.94	8.3	$306,395
Granted	769,750	93.41
Exercised	(567,779)	3.30
Forfeited	(49,000)	16.00
Outstanding as of June 30, 2020	4,767,515	$23.18	8.4	$420,877
Options vested and expected to vest as of June 30, 2020	4,767,515	$23.18	8.4	$420,877
Options exercisable as of June 30, 2020	2,999,686	$9.73	8.1	$305,172

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of June 30, 2020.

As of June 30, 2020, there was $41.6 million of unrecognized compensation cost, which is expected to be recognized over a weighted-average period of 3.3 years.

Warrants

In October 2016, PureTech Health LLC, a related party (“PureTech Health”), agreed to provide management services to the Company in exchange for a warrant to purchase up to 19,998 shares of the Company’s common stock. As of December 31, 2018, the warrant was fully vested and PureTech Health had partially exercised the warrant to purchase 12 shares of the Company’s common stock.

In March 2019, PureTech Health exercised the remaining portion of the warrant to purchase 19,986 shares of the Company’s common stock, resulting in proceeds to the Company of $0.1 million. There were no outstanding warrants as of June 30, 2020 or December 31, 2019.

Stock-based Compensation Expense

Stock-based compensation expense is classified in the statements of operations for the three and six months ended June 30, 2020 and 2019 as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$918	$144	$1,268	$224
General and administrative	2,308	6,697	3,592	9,721
Total stock based compensation expense	$3,226	$6,841	$4,860	$9,945

Note 9. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s assets and liabilities as of June 30, 2020 and December 31, 2019 that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurement
	at June 30, 2020 Using
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (Money Market Fund)	$116,456	$—	$—	$116,456
Cash equivalents (Corporate Bonds)	—	3,999	—	3,999
Short-term investments (US Treasuries)	201,802	—	—	201,802
Short-term investments (Corporate Bonds)	—	31,910	—	31,910
Total	$318,258	$35,909	$—	$354,167

	Fair Value Measurement
	at December 31, 2019 Using
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (Money Market Fund)	$197,303	$—	$—	$197,303
Short-term investments (US Treasuries)	180,468	—	—	180,468
Total	$377,771	$—	$—	$377,771

The fair values of the Company’s corporate bonds are based on prices obtained from independent pricing sources. Securities with validated quotes from pricing services are reflected within Level 2, as they are primarily based on observable pricing for similar assets or other market observable inputs. Typical inputs used by these pricing services include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers or estimates of cash flow, prepayment spreads and default rates.

The estimated fair value and amortized cost of the Company’s short-term investments by contractual maturity are summarized as follows (in thousands):

	June 30, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Due in one year or less	$232,815	$897	$—	$233,712
Total	$232,815	$897	$—	$233,712

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Due in one year or less	$180,463	$5	$—	$180,468
Total	$180,463	$5	$—	$180,468

As of December 31, 2018, the Company had recorded a derivative liability of $0.4 million in connection with the 2018 Convertible Note. The derivative liability was considered a Level 3 liability because its fair value measurement was based, in part, on significant inputs not observed in the market. In March and April 2019, additional derivative liabilities of $0.8 million in the aggregate were recognized in connection with the 2018 Convertible Note (see Note 4). For the six months ended June 30, 2019, the Company recognized a change in fair value of derivative of $0.1 million in the consolidated statement of operations. Upon the Company’s issuance of Series B redeemable convertible preferred stock in March and April 2019, all outstanding principal under the 2018 Convertible Note was converted into redeemable convertible preferred stock.

There was no derivative liability recorded as of June 30, 2020 or December 31, 2019.

Note 10. Commitments and Contingencies

Leases

The Company entered into an agreement to lease approximately 7,050 square feet of office space in Boston, Massachusetts (“Original Premises”) that began in December 2018 and had an original expiry in February 2023. In January 2020, the Company entered into an amended agreement (“Amended Lease Agreement”) to gain access to approximately 4,175 square feet of additional office space (“Expansion Premises”) beginning in March 2020, and to extend the maturity of the agreement for the Original Premises to December 2023. The Amended Lease Agreement provides for future minimum annual rental payments as defined within the agreement. Under the terms of the amended agreement, the Company is required to maintain a cash balance of approximately $0.2 million to secure a letter of credit associated with this lease. The amount was classified as restricted cash in the consolidated balance sheets as of June 30, 2020 and December 31, 2019. The amended agreement also provides for approximately $0.1 million in leasehold incentives which may be applied to base rent or improvements to the Expansion Premises, subject to limitations.

The Company determined the Amended Lease Agreement represented a lease modification, and the Original Premises and Expansion Premises were identified as separate lease components. The extension of maturity with respect to the Original Premises was treated as a modification not accounted for as a separate contract, in which the lease classification was reassessed and the lease liability was remeasured. The effect of the remeasurement, in the amount of $0.4 million, was recorded as an adjustment to the right-of-use asset as of February 1, 2020, the effective date of the modification. The addition of the Expansion Premises was accounted for as a separate contract which granted the Company an additional right of use not included in the original lease, in which the lease payments increased commensurate with the standalone price for the additional right of use. As the leasehold incentives were not paid or payable at commencement, the Company will account for the incentives once the contingency is resolved.

In February 2020, the Company entered into an agreement to lease approximately 5,050 square feet of office space, and furniture within the office space, in Carmel, Indiana (“Indiana Lease Agreement”), which began in June 2020 and expires in July 2023, with the option to renew for an additional three-year term. In addition, the agreement provides an option to purchase the office furniture at the expiration of the agreement.

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

As the Company’s leases do not provide an implicit rate, the Company used its incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a term equal to the lease payments in a similar economic environment in determining the present value of lease payments for each identified lease at the lease commencement date.

In addition to the lease liabilities arising from ROU assets recognized upon adoption of ASC 842, Leases (see Note 2), the Company recognized approximately $1.4 million in incremental lease liabilities arising from obtaining ROU assets as a result of the Amended Lease Agreement and Indiana Lease Agreement.

The components of lease cost were as follows (dollar amounts in thousands):

Six Months Ended June 30, 2020
Lease Cost
Operating lease cost	$348
Short-term lease cost	—
Total lease cost	$348

Other Information
Cash paid for amounts included in the measurement of lease liabilities	$308
Operating lease liabilities arising from obtaining right-of-use assets	$2,851
Weighted-average remaining lease term	3.44 years
Weighted-average discount rate	6.16%

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities and a reconciliation to present value of lease liabilities as of June 30, 2020 (in thousands):

Year ended:
December 31, 2020	$392
December 31, 2021	845
December 31, 2022	860
December 31, 2023	804
Total future minimum lease payments	2,901
Less imputed interest	(283)
Present value of lease liabilities	$2,618

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

The initial upfront payment of $0.1 million was expensed when incurred in May 2012. As of June 30, 2020, no milestones have been reached and, accordingly, no milestone payments have been made.

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

The Company incurred no expenses related to the Patent License Agreement provided by PureTech Health during the six months ended June 30, 2020 or 2019. The Company had no outstanding liabilities to PureTech Health related to the Patent License Agreement as of June 30, 2020 and December 31, 2019.

Indemnification

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnification obligations. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may incur charges in the future as a result of these indemnification obligations.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated.

Litigation

The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities as of June 30, 2020.

Note 11. Related Party Transactions

PureTech Health Management Consulting Services and Overhead Agreement

The Company previously engaged PureTech Health, a related party, to provide, among other things, management expertise, strategic advice, administrative support, computer and telecommunications services and office infrastructure. In exchange for providing such services, the Company paid PureTech Health a monthly fee. In addition, PureTech Health periodically invoiced the Company for out-of-pocket expenses reasonably incurred in connection with providing such business services.

The Company incurred general and administrative costs for management services provided by PureTech Health totaling less than $0.1 million in the six months ended June 30, 2019. In addition, the Company had outstanding current liabilities to PureTech Health of less than $0.1 million as of December 31, 2019, which were recorded as accounts payable in the consolidated balance sheets. As of and for the six months ended June 30, 2020, the Company had no outstanding liabilities to PureTech Health and no general and administrative costs for management services were incurred.

Note 12. 401(k) Savings Plan

The Company has a 401(k) retirement plan in which substantially all U.S. employees are eligible to participate. Eligible employees may elect to contribute up to the maximum limits, as set by the Internal Revenue Service, of their eligible compensation. The total contribution matching expense for the Company was $0.1 million and less than $0.1 million for the six months ended June 30, 2020 and 2019, respectively.

Note 13. Subsequent Events

On July 2, 2020, the Company filed a shelf registration statement on Form S-3 (the “Shelf”) with the SEC which registers the offering, issuance and sale of an unspecified amount of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. The Company simultaneously entered into an equity distribution agreement with Goldman Sachs & Co. LLC, as sales agent, to provide for the issuance and sale by the Company of up to $150.0 million of common stock from time to time in “at-the-market” offerings under the Shelf. The Shelf was filed and declared automatically effective by the SEC on July 2, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10‑Q and our audited consolidated financial statements and related notes for the year ended December 31, 2019 included in our Annual Report on Form 10-K, or the Annual Report, filed with the Securities and Exchange Commission, or the SEC, on March 24, 2020. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified and discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on form 10Q, Part I, Item 1A of our Annual Report, and in subsequent SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We are an innovative clinical-stage biopharmaceutical company committed to developing novel therapies with the potential to transform the lives of people with disabling and potentially fatal neuropsychiatric disorders. Our pipeline is built on the broad therapeutic potential of our lead product candidate, KarXT, an oral modulator of muscarinic receptors that are located both in the central nervous system, or CNS, and various peripheral tissues. KarXT is our proprietary product candidate that combines xanomeline, a novel muscarinic agonist, with trospium, an approved muscarinic antagonist, to preferentially stimulate muscarinic receptors in the CNS. In November 2019, we completed a Phase 2 clinical trial of KarXT for the treatment of acute psychosis in patients with schizophrenia, in which KarXT met the trial’s primary endpoint and was observed to be well tolerated. We are also developing KarXT as a potential treatment for dementia-related psychosis, or DRP. In the fourth quarter of 2019, we initiated a Phase 1b clinical trial of KarXT evaluating the safety and tolerability of KarXT in healthy elderly volunteers in order to select the most appropriate dose for future KarXT trials to assess efficacy and safety in a DRP patient population. We have assembled a team whose members have extensive expertise in the research, development and commercialization of numerous CNS agents, as well as deep familiarity with the biology of neuropsychiatric disorders, such as schizophrenia and DRP, including the role of muscarinic receptors in potential treatment of these diseases. We plan to leverage this expertise to develop a pipeline of product candidates targeting a broad range of psychiatric and neurological conditions.

We are on track to initiate the first Phase 3 trial within our EMERGENT program, the clinical program evaluating KarXT for the treatment of acute psychosis in adults with schizophrenia, by the end of 2020. The EMERGENT program includes the completed positive Phase 2 clinical trial (EMERGENT-1) and additional planned efficacy and safety trials to support an NDA filing, including EMERGENT-2 through EMERGENT-5. EMERGENT-2 is a five-week, inpatient, 1:1 randomized, flexible-dose, double-blind, placebo-controlled trial evaluating the efficacy and safety of KarXT in approximately 250 adults with schizophrenia in the U.S., which we expect to commence by the end of 2020. EMERGENT-3 is a five-week, inpatient trial evaluating the safety and efficacy of KarXT in adults with schizophrenia, with additional details of the trial to be finalized by the end of 2020 and initiation expected in the first half of 2021. EMERGENT-4 is a 52-week, outpatient, open-label long-term safety and tolerability extension study of EMERGENT-2 and EMERGENT-3 which will initiate upon patient rollover from EMERGENT-2. EMERGENT-5 is a 52-week, outpatient, open-label long-term study evaluating the safety of KarXT in adults with schizophrenia who have not been enrolled in the EMERGENT-2 or EMERGENT-3 trials, which we expect to commence the first half of 2021. The formal minutes from our End-of-Phase 2 meeting with the FDA for KarXT for the treatment of acute psychosis in patients with schizophrenia confirmed that our completed Phase 2 trial (EMERGENT-1), along with one successful Phase 3 efficacy and safety trial, and additional safety data to meet regulatory requirements, would be acceptable to support a New Drug Application, or NDA, filing.

We also plan to initiate a Phase 2 trial evaluating KarXT as an adjunctive therapy with the standard of care for the treatment of psychosis in patients with schizophrenia who remain symptomatic on existing therapies. We previously planned to initiate a Phase 1b trial assessing potential Drug-Drug Interactions with a selection of currently marketed antipsychotics in healthy volunteers, but based on multiple considerations, including the evaluation of existing preclinical and clinical data supporting the potential of KarXT to augment traditional antipsychotic drugs, we will move forward directly to initiate a Phase 2 trial. The trial will evaluate the efficacy and safety of KarXT when dosed in conjunction with background antipsychotic treatment and its potential to improve symptoms in patients who had not achieved an adequate response on their current antipsychotic treatment. Data evaluating KarXT as an adjunctive therapy is intended to support a supplemental NDA filing assuming the successful development of KarXT as a monotherapy for the treatment of adults with schizophrenia. We plan to initiate this trial following the initiation of the Phase 3 trials within the EMERGENT program.

The use of KarXT for the treatment of negative and cognitive symptoms in patients with schizophrenia remains of interest. We will collect data on the potential benefit of KarXT on negative and cognitive symptoms of schizophrenia as part of the EMERGENT program and our adjunctive therapy trial. We continue to evaluate the timing of potential trial designs specifically directed towards the negative and cognitive symptoms of schizophrenia.

In the fourth quarter of 2019, we initiated a Phase 1b clinical trial of KarXT evaluating the effect of KarXT on experimentally induced pain in healthy volunteers. On August 3, 2020, we announced that the topline results from this exploratory trial were inconclusive and did not provide sufficient evidence of an analgesic benefit of KarXT compared to placebo. As a result, we will not move forward to develop KarXT in pain.

Since our inception in 2009, we have focused substantially all of our efforts and financial resources on organizing and staffing our company, acquiring and developing our technology, raising capital, building our intellectual property portfolio, undertaking preclinical studies and clinical trials and providing general and administrative support for these activities.

On July 2, 2019, we issued and sold 6,414,842 shares of our common stock, including full exercise of the underwriters’ over-allotment option to purchase an additional 836,718 shares, at a public offering price of $16.00 per share, in our initial public offering, or IPO. The aggregate net proceeds to us from the IPO were $93.0 million.

On November 25, 2019, we issued and sold 2,600,000 shares of our common stock at a public offering price of $96.00 per share in a follow-on offering in which we received net proceeds of approximately $234.2 million. Prior to the IPO and follow-on public offering, we funded our operations primarily with proceeds from the sales of redeemable convertible preferred stock and the issuance of convertible notes.

We have never generated revenue and have incurred significant net losses since inception. Our net losses were $25.7 million and $27.1 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $101.2 million. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our operating expenses and capital expenditures will increase substantially, particularly as we:

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

As of June 30, 2020, we had cash, cash equivalents and short-term investments of $367.6 million. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated operating and capital expenditure requirements through at least the next 36 months. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources.”

Special Note About Coronavirus (COVID-19)

Since March 2020, we have been evaluating the potential business impacts related to the outbreak of SARS-CoV-2 (severe acute respiratory syndrome 2), or coronavirus, a novel strain of virus which causes coronavirus disease, or COVID-19. We have managed to continue operations and maintain adherence to previously announced timelines to date. However, we may experience disruptions, pauses and/or delays that could adversely impact our business operations, including the conduct of our clinical trials and other research and development operations.

In 2019, we initiated a Phase 1b clinical trial evaluating the safety and tolerability of KarXT in healthy elderly volunteers in order to select the most appropriate dose for future KarXT trials to assess efficacy and safety in a DRP patient population. We remain on track to announce topline results from this trial in the second half of 2020. However, if negative developments relating to the COVID-19 pandemic (such as a so-called “resurgence”) were to occur, we may face enrollment delays or may elect to pause recruitment in this trial out of an abundance of caution for the health and safety of the elderly volunteers in this trial.

The ultimate impact of the coronavirus pandemic on our business operations remains uncertain and subject to change and will depend on future developments, which cannot be accurately predicted. We will continue to monitor the situation closely.

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

We do not track certain research and development expenses on an indication-by-indication basis as they primarily relate to personnel, early research and consumable costs or other consulting costs which are deployed across multiple projects under development. These costs are included in unallocated research and development expenses in the table below. Other research and development costs, such as fees paid to consultants, central laboratories, contractors, CMOs and CROs in connection with our clinical development activities are tracked on an indication-by-indication basis. Formulation and CMC costs as well as preclinical expenses consist of costs associated with activities to support our current and future clinical programs, but are not allocated on an indication-by-indication basis due to the overlap of the potential benefit of those efforts across multiple indications that utilize KarXT and future product and development candidates. The following table summarizes our research and development expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Schizophrenia clinical trials	$2,636	$4,019	$2,696	$8,817
Pain clinical trials	485	—	790	—
DRP clinical trials	(2)	—	483	—
Formulation and CMC	2,732	770	3,477	1,360
Preclinical	434	696	531	1,487
Unallocated expenses	4,534	1,299	7,262	2,087
Total research and development expense	$10,819	$6,784	$15,239	$13,751

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

Change in Fair Value of Derivative.    Our convertible notes contained conversion options at a significant premium that were deemed to be embedded derivatives which are required to be bifurcated and accounted for separately from the convertible note. We remeasured the derivative liability to fair value at each reporting date, and we recognized changes in the fair value of the derivative liabilities in our statements of operations. As part of the conversion of outstanding convertible notes into redeemable convertible preferred stock, all derivatives were settled in March and April 2019.

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and 2019

	Three Months Ended June 30,
	2020	2019	Change
		(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	10,819	6,784	4,035
General and administrative	7,006	8,286	(1,280)
Total operating expenses	17,825	15,070	2,755
Loss from operations	(17,825)	(15,070)	(2,755)
Total other income (expense), net	779	(70)	849
Net loss attributable to common stockholders	$(17,046)	$(15,140)	$(1,906)

Research and Development Expenses

	Three Months Ended June 30,
	2020	2019	Change
		(in thousands)
Direct research and development expenses:
Schizophrenia clinical trials	$2,636	$4,019	$(1,383)
Pain clinical trials	485	—	485
DRP clinical trials	(2)	—	(2)
Formulation and CMC	2,732	770	1,962
Preclinical	434	696	(262)
Unallocated expenses:
Personnel related expenses (including stock-based compensation)	2,503	877	1,626
Consultant fees and other expenses	2,031	422	1,609
Total research and development expense	$10,819	$6,784	$4,035

Expenses related to our schizophrenia clinical trials decreased by $1.4 million in the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 due to the conclusion of our Phase 2 trial, which was partially offset by expenses related to start-up activities for our planned Phase 3 trials. The $0.5 million in expenses related to pain clinical trials consists of enrollment, dosing and study close out activities for our Phase 1 trial incurred in the three months ended June 30, 2020. The decrease in expenses related to our DRP clinical trials during the three months ended June 30, 2020 relates to the reconciliation of payments made and services rendered for these clinical trials. Formulation and CMC expenses increased by $2.0 million due to an increase in manufacturing activities to obtain sufficient supply to support clinical trial activities, including our planned Phase 3 clinical trials in schizophrenia. Preclinical expenses decreased by $0.3 million due to the conclusion of several toxicology studies in 2019. The increase of $1.6 million in personnel-related costs was primarily a result of an increase in headcount. The increase of $1.6 million in consultant fees and other expenses was due an increase in costs related to our discovery programs as well as other consulting costs not specifically allocated to preclinical, clinical, formulation and CMC activities.

General and Administrative Expenses

	Three Months Ended June 30,
	2020	2019	Change
		(in thousands)
Personnel-related expenses (including stock-based compensation)	$4,349	$7,626	$(3,277)
Professional and consultant fees	908	200	708
Other	1,749	460	1,289
Total general and administrative expense	$7,006	$8,286	$(1,280)

The decrease of $3.3 million in personnel-related costs in the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 was primarily due to the acceleration of option awards which fully vested prior to the end of 2019 as a result of our IPO and was partially offset by expenses related to our increased headcount. The increase of $0.7 million in professional and consultant fees was primarily due to an increase in accounting fees, legal costs, and consulting fees related to our ongoing business activities as a public company. The increase of $1.3 million in other costs was primarily due to insurance costs, the expansion of our facility lease in Boston, Massachusetts and the entry into a new office lease in Carmel, Indiana.

Other Income (Expense), Net

	Three Months Ended June 30,
	2020	2019	Change
		(in thousands)
Interest income	$779	$452	$327
Interest income, net	—	—	—
Accretion of debt discount	—	(522)	522
Change in fair value of derivative	—	—	—
Total other income (expense), net	$779	$(70)	$849

Interest income is attributable to interest earned on our cash equivalents and short-term investments, the balance of which increased significantly subsequent to our IPO in July 2019 and our follow-on offering in November 2019.

There was no interest income, net, accretion of debt discount, or change in fair value of derivative recorded during the three months ended June 30, 2020 because there were no convertible notes outstanding during the period.

In April 2019, we received $1.6 million from a convertible note, or the 2018 Convertible Note, issued to The Wellcome Trust, Limited, or Wellcome Trust, pursuant to a Company Funding Agreement with Wellcome Trust. The outstanding principal under the 2018 Convertible Note was subsequently converted into shares of Series B convertible preferred stock in our Series B preferred stock financing. Accordingly, due to the insignificant period of time during which the debt was outstanding, no interest expense was accrued or forgiven in connection with the conversion of this portion of the note, and no change in fair value of derivative was recognized for the three months ended June 30, 2019. The associated debt discount that had been recognized was fully accreted upon conversion.

Comparison of the Six Months Ended June 30, 2020 and 2019

	Six Months Ended June 30,
	2020	2019	Change
		(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	15,239	13,751	1,488
General and administrative	12,641	12,892	(251)
Total operating expenses	27,880	26,643	1,237
Loss from operations	(27,880)	(26,643)	(1,237)
Total other income (expense), net	2,176	(502)	2,678
Net loss attributable to common stockholders	$(25,704)	$(27,145)	$1,441

Research and Development Expenses

	Six Months Ended June 30,
	2020	2019	Change
		(in thousands)
Direct research and development expenses:
Schizophrenia clinical trials	$2,696	$8,817	$(6,121)
Pain clinical trials	790	—	790
DRP clinical trials	483	—	483
Formulation and CMC	3,477	1,360	2,117
Preclinical	531	1,487	(956)
Unallocated expenses:
Personnel related expenses (including stock-based compensation)	3,908	1,298	2,610
Consultant fees and other expenses	3,354	789	2,565
Total research and development expense	$15,239	$13,751	$1,488

Expenses related to our schizophrenia clinical trials decreased by $6.1 million in the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 due to the conclusion of our Phase 2 trial, which was partially offset by expenses related to start-up activities for our planned Phase 3 trials. The $0.8 million and $0.5 million in expenses related to pain and DRP clinical trials consist of enrollment and dosing activities for Phase 1 trials incurred in the six months ended June 30, 2020. Formulation and CMC expenses increased by $2.1 million due to an increase in manufacturing activities to obtain sufficient supply to support clinical trial activities, including our planned Phase 3 clinical trials in schizophrenia. Preclinical expenses decreased by $1.0 million due to the conclusion of several toxicology studies in 2019. The increase of $2.6 million in personnel-related costs was primarily a result of an increase in headcount. The increase of $2.6 million in consultant fees and other expenses was due to an increase in costs related to our discovery programs as well as other consulting costs not specifically allocated to preclinical, clinical, formulation and CMC activities.

General and Administrative Expenses

	Six Months Ended June 30,
	2020	2019	Change
		(in thousands)
Personnel-related expenses (including stock-based compensation)	$7,239	$11,353	$(4,114)
Professional and consultant fees	2,108	714	1,394
Other	3,294	825	2,469
Total general and administrative expense	$12,641	$12,892	$(251)

The decrease of $4.1 million in personnel-related costs in the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 was primarily due to the acceleration of option awards which fully vested prior to the end of 2019 as a result of our Series B preferred stock financing and IPO and was partially offset by expenses related to our increased headcount. The increase of $1.4 million in professional and consultant fees was primarily due to an increase in accounting fees, legal costs, and consulting fees related to our ongoing business activities as a public company. The increase of $2.5 million in other costs was primarily due to insurance costs, the expansion of our facility lease in Boston, Massachusetts and the entry into a new office lease in Carmel, Indiana.

Other Income (Expense), Net

	Six Months Ended June 30,
	2020	2019	Change
		(in thousands)
Interest income	$2,176	$567	$1,609
Interest income, net	—	11	(11)
Accretion of debt discount	—	(945)	945
Change in fair value of derivative	—	(135)	135
Total other income (expense), net	$2,176	$(502)	$2,678

Interest income is attributable to interest earned on our cash equivalents and short-term investments, the balance of which increased significantly subsequent to our IPO in July 2019 and our follow-on offering in November 2019.

There was no interest income, net, accretion of debt discount, or change in fair value of derivative recorded during the six months ended June 30, 2020 because there were no convertible notes outstanding during the period.

Interest income, net, for the six months ended June 30, 2019 represents the excess of interest forgiven over interest accrued on the 2018 Convertible Note when all outstanding principal under the 2018 Convertible Note was converted into shares of Series B convertible preferred stock in March 2019.

Accretion of debt discount for the six months ended June 30, 2019 represents the full accretion of debt discount when all outstanding principal under the 2018 Wellcome Trust Note was converted into shares of Series B convertible preferred stock in March and April 2019.

The change in fair value of derivative for the six months ended June 30, 2019 reflects the mark-to-market of the convertible note derivative liabilities prior to the conversion of the outstanding principal under the 2018 Convertible Note in March 2019 into shares of our Series B convertible preferred stock.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. To date, we have funded our operations primarily with proceeds from the sale of redeemable convertible preferred stock, issuance of convertible notes, and sales of our common stock. Through June 30, 2020, our operations have been financed by gross proceeds of $25.7 million from the issuance of convertible notes, $91.0 million from the sale of shares of our redeemable convertible preferred stock, $93.0 million from the sale of our common stock in our initial public offering, and $234.2 million from the sale of our common stock in a follow-on public offering. As of June 30, 2020, we had $367.6 million in cash, cash equivalents and short-term investments, and an accumulated deficit of $101.2 million.

On July 2, 2020, we filed a shelf registration statement on Form S-3, or the Shelf, with the SEC which registers the offering, issuance and sale of an unspecified amount of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into an equity distribution agreement with Goldman Sachs & Co. LLC, as sales agent, to provide for our issuance and sale of up to $150.0 million of common stock from time to time in “at-the-market” offerings under the Shelf, or the ATM Program. The Shelf was filed and declared automatically effective by the SEC on July 2, 2020, so as of June 30, 2020, no sales had been made pursuant to the ATM Program.

Our primary use of cash has been to fund operating expenses, which consist of research and development and general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(24,130)	$(15,687)
Net cash used in investing activities	(52,481)	(59,538)
Net cash provided by financing activities	1,589	76,816
Net increase in cash, cash equivalents and restricted cash	$(75,022)	$1,591

Cash Flows from Operating Activities

Cash used in operating activities for the six months ended June 30, 2020 was $24.1 million, consisting of a net loss of $25.7 million partially offset by non-cash items, including stock-based compensation expense of $4.9 million and $0.1 million of non-cash interest income. The change in our net operating assets and liabilities was due to an increase in prepaid expenses and other current assets of $3.6 million and a decrease in operating lease liabilities of $0.2 million which were partially offset by a decrease of $0.3 million in right-of-use assets and an increase in accounts payable and accrued expenses of $0.4 million.

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

Cash Flows from Investing Activities

Cash used in investing activities for the six months ended June 30, 2020 was $52.5 million, primarily attributable to the purchases of short-term investments of $132.3 million and acquisition of $0.2 million in property and equipment, which were partially offset by maturities of short-term investments of $80.0 million.

Cash used in investing activities for the six months ended June 30, 2019 was $59.5 million, primarily attributable to the purchases of short-term investments of $64.5 million and offset by maturities of short-term investments of $5.0 million.

Cash Flows from Financing Activities

Cash provided by financing activities for the six months ended June 30, 2020 was $1.6 million, attributable to proceeds from the exercise of stock options of $1.9 million, offset by $0.3 million in payments of deferred offering costs associated with the filing of our Shelf and the ATM Program prospectus.

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

As of June 30, 2020, we had cash and cash equivalents and short-term investments of $367.6 million. Based on our current plans, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated operating and capital expenditure requirements through at least the next 36 months.

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

Contractual Obligations and Other Commitments

In January 2020, we amended our current lease for office space in Boston, Massachusetts to acquire approximately 4,175 in additional square feet and to extend the original lease term through December 2023. Remaining lease payments from June 30, 2020 through the end of the lease term total $2.5 million for both the original space and the 2,422 square feet of the January 2020 lease expansion which we took possession of in February 2020. We took possession of the remaining 1,753 square feet on August 3, 2020.

In February 2020, we entered into an agreement to lease approximately 5,050 square feet of office space in Carmel, Indiana. The term of the lease commenced in June 2020 and expires in July 2023. Remaining lease payments will total approximately $0.4 million over the term of the lease.

During the six months ended June 30, 2020, there were no other material changes to our contractual obligations and commitments described in our Annual Report, as filed with the SEC.

Critical Accounting Polices and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We believe that of our critical accounting policies described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report, the following involve the most judgment and complexity:

•	research and development contract costs and accruals; and
•	stock-based compensation expense.

There have been no material changes to these critical accounting policies from those described in the Annual Report.

Accordingly, we believe the policies set forth above are critical to fully understand and evaluate our financial condition and results of operations. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

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

We will cease to be an emerging growth company upon the earliest of: (1) the last day of the fiscal year ending after the fifth anniversary of our initial public offering; (2) the last day of the fiscal year in which we have more than $1.07 billion in annual gross revenue; (3) the last day of the fiscal year in which we qualify as a “large accelerated filer,” with at least $700.0 million of equity securities held by non-affiliates as of the prior June 30th; or (4) the issuance, in any three-year period, by our company of more than $1.0 billion in non-convertible debt securities held by non-affiliates. As of June 30, 2020, the last business day of our most recently completed second fiscal quarter, the market value of our common stock that was held by non-affiliates exceeded $700.0 million. As such, we will cease to be an “emerging growth company” as of December 31, 2020 and will be a “large accelerated filer” for our fiscal year ending December 31, 2021.

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

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and six months ended June 30, 2020 and 2019.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2020.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the three and six months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings.

Item 1A. Risk Factors.

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, subsection “Risk Factors” in our 2019 Annual Report on Form 10-K filed with the SEC on March 24, 2020, as they could materially affect our business, financial condition or future results of operations. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and future results of operations. The following information updates, and should be read in conjunction with, the risk factors previously disclosed in Item 1A, subsection “Risk Factors” to Part I of our 2019 Annual Report on Form 10-K filed with the SEC on March 24, 2020. Except as set forth below, there have been no material changes to the risk factors previously disclosed under the caption “Risk Factors” in our 2019 Annual Report on Form 10-K.

A pandemic, epidemic or outbreak of an infectious disease in the United States may adversely affect our business.

If a pandemic, epidemic or outbreak of an infectious disease occurs in the United States or worldwide, our business may be adversely affected. In March 2020, SARS-CoV-2 (severe acute respiratory syndrome 2), or coronavirus, a novel strain of virus which causes coronavirus disease, or COVID-19, was declared a pandemic by the World Health Organization.  The continued worldwide spread of COVID-19 has impacted the global economy and may impact our operations, including the potential interruption of our clinical trial activities, regulatory reviews and our supply chain. We are monitoring the global outbreak and spread of the novel strain of COVID-19 and have taken steps to identify and mitigate the adverse impacts on, and risks to, our business posed by its spread and actions taken by governmental and health authorities to address this pandemic. To date, our financial condition and operations have not been significantly impacted by the COVID-19 pandemic; however the spread of COVID-19 has caused us to modify our business practices, including implementing a work from home policy for all employees who are able to perform their duties remotely and restricting all nonessential travel, and we expect to continue to take actions as may be required or recommended by government authorities or as we determine are in the best interests of our employees and other business partners in light of COVID-19.

In addition, the COVID-19 outbreak may delay enrollment in our clinical trials due to prioritization of hospital resources toward the outbreak or other factors, and some patients may be unwilling to enroll in our trials or be unable to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services, which would delay our ability to conduct clinical trials or release clinical trial results and could delay our ability to obtain regulatory approval and commercialize our product candidates. In particular, there is a risk that such impacts may be seen in our ongoing Phase 1b clinical trial evaluating the safety and tolerability of KarXT in healthy elderly volunteers,.  While we remain on track to announce topline results from this trial in the second half of 2020, given that this is a population that is particularly vulnerable to COVID-19, if negative developments relating to the COVID-19 pandemic (such as a so-called “resurgence”) were to occur, we may face enrollment delays or may elect to pause recruitment in this trial out of an abundance of caution for the health and safety of the elderly volunteers in this trial.  Furthermore, the spread of the virus may affect the operations of key governmental agencies, such as the FDA, which may delay the development of our product candidates. The spread of an infectious disease, including COVID-19, may also result in the inability of our suppliers to deliver components or raw materials on a timely basis or at all. In addition, hospitals may reduce staffing and reduce or postpone certain treatments in response to the spread of an infectious disease. Such events may result in a period of business disruption, and in reduced operations, or doctors and medical providers may be unwilling to participate in our clinical trials, any of which could materially affect our business, financial condition and results of operations.

The extent to which the coronavirus impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. The coronavirus and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, resulting in an economic downturn that could impact our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 2, 2019, we closed our initial public offering of 6,414,842 shares of our common stock at a public offering price of $16.00 per share for aggregate gross proceeds of $102.6 million. The offer and sale of all of the shares in the offering were registered under the Securities Act of 1933, as amended, or the Securities Act, pursuant to a registration statement on Form S‑1 (File No. 333‑231863), which was declared effective by the SEC on June 27, 2019. Goldman Sachs & Co. LLC and Citigroup Global Markets Inc. acted as representatives of the underwriters for the offering. The offering commenced on June 27, 2019 and did not terminate until the sale of all of the shares offered.

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

Our planned “Use of Proceeds” as described in the final prospectus dated as of June 27, 2019 and filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on June 28, 2019 included the planned use of approximately $20.0 million to fund the completion of a Phase 1b and Phase 2 clinical trial for the treatment of pain, and approximately $5.0 million to fund the completion of our planned Phase 1b clinical trials for cognitive and negative symptoms in schizophrenia.  As previously announced on August 3, 2020, based on the topline results of our Phase 1b clinical trial evaluating the analgesic effects of KarXT on experimentally induced pain in healthy volunteers, we decided not to move forward to develop KarXT in pain. Additionally, we have determined that the planned Phase 1b clinical trial for the cognitive and negative symptoms of schizophrenia is not required based on multiple considerations, including our evaluation of existing data supporting the potential of KarXT to augment traditional antipsychotic drugs.  We will instead move forward directly to initiate a Phase 2 clinical trial evaluating the efficacy and safety of KarXT when dosed in conjunction with background antipsychotic treatment to further improve positive symptoms in patients who had not achieved an adequate response on their current antipsychotic treatment. As such, the balance of the $20.0 million allocated to the clinical trials of KarXT for the treatment of pain that has not been spent to date, and the $5.0 million allocated to the planned Phase 1b clinical trials for the cognitive and negative symptoms in schizophrenia have been reallocated to our existing KarXT programs for the treatment of neuropsychiatric disorders.

Other than these reallocations, there has been no material change in our planned use of the net proceeds from the offering as described in the prospectus.

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

KARUNA THERAPEUTICS, INC.

Date: August 5, 2020	By:	/s/ Steven Paul, M.D.
Steven Paul, M.D.
Chief Executive Officer, President and Chairman (Principal Executive Officer)

Date: August 5, 2020	By:	/s/ Troy Ignelzi
Troy Ignelzi
Chief Financial Officer (Principal Financial and Accounting Officer)