Form 10-Q
period 2020-09-30
Karuna Therapeutics, Inc.
filed 2020-11-05
CIK 1771917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 31, 2020, the registrant had 26,806,566 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

KARUNA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$44,787	$208,929
Investment securities, available-for-sale	300,110	180,468
Prepaid expenses and other current assets	15,918	3,309
Deferred offering costs	405	—
Total current assets	361,220	392,706
Restricted cash	157	123
Property and equipment, net	455	195
Right-of-use lease assets - operating, net	2,604	—
Total assets	$364,436	$393,024
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable (includes $0 and $51 at September 30, 2020 and December 31, 2019, respectively, due to related parties)	$1,145	$547
Accrued expenses	3,147	2,353
Current portion of deferred lease obligation	—	58
Current portion of operating lease liability	827	—
Total current liabilities	5,119	2,958
Deferred lease obligation, net of current portion	—	150
Operating lease liability, net of current portion	2,058	—
Total liabilities	7,177	3,108
Commitments and Contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and 0 shares outstanding as of September 30, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at September 30, 2020 and December 31, 2019; 26,787,816 and 26,012,754 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	3	3
Additional paid-in capital	476,943	465,420
Accumulated deficit	(120,057)	(75,512)
Accumulated other comprehensive income	370	5
Total stockholders’ equity	357,259	389,916
Total liabilities and stockholders’ equity	$364,436	$393,024

The accompanying notes are an integral part of these consolidated financial statements

Karuna Therapeutics, Inc.

CONSOLIDATED Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	—	—	—	—
Operating expenses:
Research and development	$12,585	$5,793	$27,824	$19,544
General and administrative	6,944	4,103	19,585	16,995
Total operating expenses	19,529	9,896	47,409	36,539
Loss from operations	(19,529)	(9,896)	(47,409)	(36,539)
Other income, net:
Interest income	688	858	2,864	1,425
Interest income, net (Note 4)	—	—	—	11
Accretion of debt discount (Note 4)	—	—	—	(945)
Change in fair value of derivative (Note 4)	—	—	—	(135)
Total other income, net	688	858	2,864	356
Net loss before income taxes	(18,841)	(9,038)	(44,545)	(36,183)
Income tax provision	—	—	—	—
Net loss attributable to common stockholders	$(18,841)	$(9,038)	$(44,545)	$(36,183)
Net loss per share, basic and diluted (Note 7)	$(0.71)	$(0.39)	$(1.69)	$(4.67)
Weighted average common shares outstanding used in computing net loss per share, basic and diluted	26,663,968	22,907,349	26,298,969	7,755,137

The accompanying notes are an integral part of these consolidated financial statements

Karuna Therapeutics, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(18,841)	$(9,038)	$(44,545)	$(36,183)
Other comprehensive income (loss):
Unrealized (losses) gains on available-for-sale investments	(527)	(21)	365	50
Comprehensive loss	$(19,368)	$(9,059)	$(44,180)	$(36,133)

The accompanying notes are an integral part of these consolidated financial statements

Karuna Therapeutics, Inc.

CONSOLIDATED Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share data)

(Unaudited)

	Series Seed, A and B Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Income	Equity
Balance, December 31, 2019	—	$—	26,012,754	$3	$465,420	$(75,512)	$5	$389,916
Follow-on offering costs	—	—	—	—	(34)	—	—	(34)
Stock-based compensation expense	—	—	—	—	4,860	—	—	4,860
Exercise of common options	—	—	567,779	—	1,873	—	—	1,873
Other comprehensive income	—	—	—	—	—	—	892	892
Net loss	—	—	—	—	—	(25,704)	—	(25,704)
Balance, June 30, 2020	—	$—	26,580,533	$3	$472,119	$(101,216)	$897	$371,803
Stock-based compensation expense	—	—	—	—	4,144	—	—	4,144
Exercise of common options	—	—	207,283	—	680	—	—	680
Other comprehensive loss	—	—	—	—	—	—	(527)	(527)
Net loss	—	—	—	—	—	(18,841)	—	(18,841)
Balance, September 30, 2020	—	$—	26,787,816	$3	$476,943	$(120,057)	$370	$357,259

	Series Seed, A and B Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Income	Equity (Deficit)
Balance, December 31, 2018	7,539,200	$41,965	12	$—	$1,633	$(31,555)	$—	$(29,922)
Issuance of Series B redeemable convertible preferred stock, net of issuance costs of $175	5,422,845	81,927	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	9,945	—	—	9,945
Exercise of common warrants	—	—	19,986	—	58	—	—	58
Exercise of common options	—	—	38,961	—	4	—	—	4
Vesting of restricted stock units	—	—	105,163	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	71	71
Net loss	—	—	—	—	—	(27,145)	—	(27,145)
Balance, June 30, 2019	12,962,045	$123,892	164,122	$—	$11,640	$(58,700)	$71	$(46,989)
Issuance of common stock upon initial public offering, net of $7,200 in under-writing discounts and commissions and $2,400 in offering costs	—	—	6,414,842	1	$93,043	—	—	93,044
Automatic conversion of preferred stock	(12,962,045)	(123,892)	16,833,790	1	$123,891	—	—	123,892
Stock-based compensation expense	—	—	—	—	1,642	—	—	1,642
Other comprehensive loss	—	—	—	—	—	—	(21)	(21)
Net loss	—	—	—	—	—	(9,038)	—	(9,038)
Balance, September 30, 2019	—	$—	23,412,754	$2	$230,216	$(67,738)	$50	$162,530

The accompanying notes are an integral part of these consolidated financial statements

Karuna Therapeutics, Inc.

CONSOLIDATED Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(44,545)	$(36,183)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	9,004	11,587
Non-cash interest income on investment securities	(303)	(787)
Non-cash interest income, net (Note 4)	—	(11)
Accretion of debt discount (Note 4)	—	945
Change in fair value of derivative liability (Note 4)	—	135
Depreciation and amortization expense	97	37
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(12,609)	(614)
Right-of-use assets	447	—
Accounts payable	578	(111)
Accrued expenses	794	781
Deferred lease obligation	—	118
Operating lease liability	(374)	—
Net cash used in operating activities	(46,911)	(24,103)

Cash flows from investing activities
Purchases of investment securities	(263,974)	(131,641)
Maturities of investment securities	145,000	30,000
Acquisition of property and equipment	(337)	(75)
Net cash used in investing activities	(119,311)	(101,716)

Cash flows from financing activities
Proceeds from exercise of stock options	2,553	4
Payment of offering costs	(439)	—
Proceeds from initial public offering, net of underwriting discounts and commissions	—	95,453
Payment of initial public offering costs	—	(2,409)
Proceeds from issuance of Series B redeemable convertible preferred stock, net of issuance costs	—	74,825
Proceeds from issuance of convertible notes	—	3,128
Proceeds from exercise of warrant	—	58
Net cash provided by financing activities	2,114	171,059
Net (decrease) increase in cash, cash equivalents and restricted cash	(164,108)	45,240
Cash, cash equivalents and restricted cash at beginning of period	209,052	9,027
Cash, cash equivalents and restricted cash at end of period	$44,944	$54,267

Supplemental disclosures of cash flows information
Lease liabilities arising from obtaining right-of-use assets	$3,259	$-
Purchases of property and equipment included in accounts payable	$20	$-
Conversion of redeemable convertible preferred stock into common stock	$-	$123,895
Conversion of convertible notes, accrued interest and discount upon conversion to preferred stock	$-	$7,102

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

On July 2, 2020, the Company filed an automatically effective registration statement on Form S-3 (the “Registration Statement”) with the SEC which registers the offering, issuance and sale of an unspecified amount of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. The Company simultaneously entered into an equity distribution agreement with Goldman Sachs & Co. LLC, as sales agent, to provide for the issuance and sale by the Company of up to $150.0 million of common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus filed with the Registration Statement (the “ATM Program”). As of September 30, 2020, no sales had been made pursuant to the ATM Program.

The Company’s consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company experienced negative operating cash flows of $46.9 million for the nine months ended September 30, 2020 and had an accumulated deficit of $120.1 million as of September 30, 2020. The Company expects to continue to generate operating losses for the foreseeable future.

The Company expects that its cash, cash equivalents and available-for-sale investments of $344.9 million as of September 30, 2020 will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the date of issuance of these consolidated financial statements. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to fund its operations.

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

The accompanying consolidated balance sheet as of September 30, 2020, the consolidated statements of operations, comprehensive loss, and redeemable convertible preferred stock and stockholders’ equity (deficit) for the three and nine months ended September 30, 2020 and 2019 and the consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2020 and the results of its operations for the three and nine months ended September 30, 2020 and 2019 and the results of its cash flows for the nine months ended September 30, 2020 and 2019. Certain information and footnote disclosures typically included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these unaudited consolidated interim financial statements should be read in conjunction with the Company’s consolidated financial statements as of and for the year ended December 31, 2019. The results for the three and nine months ended September 30, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020, any other interim periods, or any future year or period.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies and estimates used in preparation of the consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2019, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K. During the three and nine months ended September 30, 2020, there were no material changes to the Company’s significant accounting policies, except for the adoption of ASU 2016-02, Leases (Topic 842), as described more fully below.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, which replaces the guidance in ASC 840, “Leases.” In addition, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, and in March 2019 issued ASU 2019-01, Leases (Topic 842): Codification Improvements. The new leasing standard generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use (“ROU”) assets on the consolidated balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. The Company adopted the new standard effective January 1, 2020 and did not restate comparative periods. The Company elected the package of practical expedients permitted under the transition guidance and, as such, the adoption of this ASU did not change the classification of any of its existing leases. The Company elected to combine lease and non-lease components, elected not to record leases with an initial term of 12 months or less on the balance sheet and recognized the associated lease payments in the consolidated statements of operations on a straight-line basis over the lease term. As of January 1, 2020, the Company recognized $1.5 million as total lease liabilities and $1.2 million as total right-of-use assets on its consolidated balance sheet as a result of the adoption. The deferred lease obligation of $0.2 million outstanding as of December 31, 2019 was recorded as a reduction of the ROU asset.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The new standard simplifies the accounting for income taxes by removing certain exceptions within the guidance and making various other amendments. ASU 2019-12 is effective for financial statements issued for annual and interim periods beginning after December 15, 2020. Early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued. An entity that elects to early adopt in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. In addition, an entity that early adopts must adopt all amendments of ASU 2019-12 in the same period and apply each amendment on either a retrospective or modified-retrospective basis, as applicable. Effective January 1, 2020, the Company elected to early adopt the standard. The adoption did not have a material impact on the Company’s consolidated financial statements.

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

Note 3. Prepaid Expenses and Other Current Assets and Accrued Expenses

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Prepaid research and development expenses	$12,491	$694
Prepaid insurance	3,165	2,130
Other	262	485
Total prepaid expenses and other current assets	$15,918	$3,309

Accrued expenses consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Accrued payroll and related expenses	$1,559	$1,823
Accrued research and development expenses	1,128	344
Professional fees	273	142
Other	187	44
Total accrued expenses	$3,147	$2,353

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

The Company recognized the following changes in the debt related to the 2018 Convertible Note during the nine months ended September 30, 2019 (in thousands):

		Financial statement impacted
Balance, December 31, 2018	$2,516
Issuance of 2018 Convertible Note	3,128	Balance sheet
Allocation of proceeds to derivative liability	(750)	Balance sheet
Accretion to settlement value	945	Statement of operations
Accrued interest	29	Statement of operations
Interest forgiven upon conversion	(40)	Statement of operations
Conversion of 2018 Convertible Note to redeemable convertible preferred stock	(5,828)	Balance sheet
Balance, September 30, 2019	$—

In March and April 2019, all outstanding principal under the 2018 Convertible Note was converted into Series B redeemable convertible preferred stock in connection with the Company’s Series B Preferred Stock financing. During the three months ended September 30, 2019, no debt was issued or outstanding.

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

Upon closing of the Company’s IPO on July 2, 2019, all then-outstanding shares of the redeemable convertible preferred stock converted into common stock. There were no shares of redeemable convertible preferred stock authorized, issued or outstanding as of September 30, 2020 or December 31, 2019.

Note 6. Stockholders’ Equity

Preferred Stock

On July 2, 2019, in connection with the closing of the Company’s IPO, the Company filed its amended and restated Certificate of Incorporation, which authorizes the Company to issue up to 10,000,000 shares of preferred stock, $0.0001 par value per share. There were no shares of preferred stock outstanding as of September 30, 2020 or December 31, 2019.

Common Stock

As of September 30, 2020, the Company’s amended and restated Certificate of Incorporation authorized the Company to issue 150,000,000 shares of common stock, $0.0001 par value per share.

Holders of the common stock are entitled to one vote for each share of common stock held at all meetings of stockholders and written actions in lieu of meetings. The holders of common stock are entitled to receive dividends out of funds legally available, as declared by the board of directors. These dividends are subject to the preferential dividend rights of the holders of the Company’s preferred stock. Through September 30, 2020, no cash dividends have been declared or paid.

Upon closing of the Company’s IPO on July 2, 2019, all outstanding shares of redeemable convertible preferred stock converted into common stock. As of September 30, 2020, there were 26,787,816 shares of common stock outstanding.

Note 7. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share of common stock for the three and nine months ended September 30, 2020 and 2019 (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net Loss	$(18,841)	$(9,038)	$(44,545)	$(36,183)
Weighted-average shares used in computing net loss per share	26,663,968	22,907,349	26,298,969	7,755,137
Net loss per share, basic and diluted	$(0.71)	$(0.39)	$(1.69)	$(4.67)

The Company’s potentially dilutive securities, which consist of stock options, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

Common Stock Equivalents

The following common stock equivalents, presented based on amounts outstanding at each period end, have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive impact:

	September 30,
	2020	2019
Stock options to purchase common stock	4,676,732	4,671,906

Note 8. Stock-based Compensation

Stock Options

In September 2009, the Company’s board of directors approved the 2009 Stock Incentive Plan (the “2009 Plan”) which provided for the grant of incentive stock options to employees and non-statutory stock options to directors, consultants, and non-employees of the Company. The aggregate common shares issuable were 3,911,138 under the 2009 Plan, as amended. The 2009 Plan terminated in July 2019 effective upon the completion of the Company’s IPO. No additional options will be granted under the 2009 Plan. As of September 30, 2020, there were 2,845,396 options outstanding under the 2009 Plan.

In May 2019, the Company’s board of directors approved the 2019 Stock Option and Incentive Plan (the “2019 Plan”) which became effective on June 26, 2019, the date immediately prior to the date on which the registration statement related to the IPO was declared effective by the SEC. The 2019 Plan will expire in May 2029. Under the 2019 Plan, the Company may grant incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units and other stock-based awards. There were 1,709,832 shares of the Company’s common stock initially reserved for issuance under the 2019 Plan. The number of shares of common stock that may be issued under the 2019 Plan automatically increases on January 1 of each calendar year, commencing on January 1, 2020 and each January 1 thereafter, by 4% of the number of shares of common stock outstanding on the immediately preceding December 31 or such lesser amount determined by the Company’s board of directors or the compensation committee of the board of directors. In addition, any shares of common stock underlying any awards from the 2009 Plan that are forfeited, cancelled, held back, reacquired, or otherwise terminated shall be added back to the shares of stock available for issuance under the 2019 Plan. As of September 30, 2020, there were 1,055,368 common shares available for issuance and 1,831,336 options outstanding under the 2019 Plan.

Options under the 2019 Plan generally vest based on the grantee’s continued service with the Company during a specified period following a grant as determined by the board of directors and expire ten years from the grant date. Awards typically vest in four years, but vesting conditions can vary based on the discretion of the Company’s board of directors.

A summary of the Company’s stock option activity and related information is as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2019	4,614,544	$8.94	8.3	$306,395
Granted	893,250	92.62
Exercised	(775,062)	3.29
Forfeited	(56,000)	21.77
Outstanding as of September 30, 2020	4,676,732	$25.71	8.5	$255,625
Options vested and expected to vest as of September 30, 2020	4,676,732	$25.71	8.5	$255,625
Options exercisable as of September 30, 2020	2,965,410	$10.20	8.2	$199,073

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of September 30, 2020.

As of September 30, 2020, there was $43.2 million of unrecognized compensation cost, which is expected to be recognized over a weighted-average period of 3.13 years.

Warrants

In October 2016, PureTech Health LLC, a related party (“PureTech Health”), agreed to provide management services to the Company in exchange for a warrant to purchase up to 19,998 shares of the Company’s common stock. As of December 31, 2018, the warrant was fully vested and PureTech Health had partially exercised the warrant to purchase 12 shares of the Company’s common stock.

In March 2019, PureTech Health exercised the remaining portion of the warrant to purchase 19,986 shares of the Company’s common stock, resulting in proceeds to the Company of $0.1 million. There were no outstanding warrants as of September 30, 2020 or December 31, 2019.

Stock-based Compensation Expense

Stock-based compensation expense is classified in the statements of operations for the three and nine months ended September 30, 2020 and 2019 as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$1,158	$147	$2,426	$371
General and administrative	2,986	1,495	6,578	11,216
Total stock-based compensation expense	$4,144	$1,642	$9,004	$11,587

Note 9. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s assets as of September 30, 2020 and December 31, 2019 that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurement
	at September 30, 2020 Using
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$29,218	$—	$—	$29,218
Investment securities:
US Treasuries	213,223	—	—	213,223
Corporate debt securities	—	30,929	—	30,929
Commercial paper	—	55,958	—	55,958
Total	$242,441	$86,887	$—	$329,328

	Fair Value Measurement
	at December 31, 2019 Using
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$197,303	$—	$—	$197,303
Investment securities:
US Treasuries	180,468	—	—	180,468
Total	$377,771	$—	$—	$377,771

The fair values of the Company’s commercial paper and corporate debt securities are based on prices obtained from independent pricing sources. Securities with validated quotes from pricing services are reflected within Level 2, as they are primarily based on observable pricing for similar assets or other market observable inputs. Typical inputs used by these pricing services include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers or estimates of cash flow, prepayment spreads and default rates.

The Company does not hold any securities classified as Level 3, which are securities valued using unobservable inputs. The Company has not transferred any investment securities between the classification levels.

The estimated fair value and amortized cost of the Company’s available-for-sale investments, by contractual maturity and security type, are summarized as follows (in thousands):

	September 30, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
US Treasuries (due within one year)	$212,875	$364	$(16)	$213,223
Corporate debt securities (due within one year)	23,451	5	(4)	23,452
Corporate debt securities (due after one year and less than two years)	7,484	1	(8)	7,477
Commercial paper (due within one year)	55,930	28	—	55,958
Total	$299,740	$398	$(28)	$300,110

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
US Treasuries (due within one year)	$180,463	$5	$—	$180,468
Total	$180,463	$5	$—	$180,468

The Company has classified all of its available-for-sale investment securities, including those with maturities beyond one year, as current assets on its condensed consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations.

As of December 31, 2018, the Company had recorded a derivative liability of $0.4 million in connection with the 2018 Convertible Note. The derivative liability was considered a Level 3 liability because its fair value measurement was based, in part, on significant inputs not observed in the market. In March and April 2019, additional derivative liabilities of $0.8 million in the aggregate were recognized in connection with the 2018 Convertible Note (see Note 4). For the nine months ended September 30, 2019, the Company recognized a change in fair value of derivative of $0.1 million in the consolidated statement of operations. Upon the Company’s issuance of Series B redeemable convertible preferred stock in March and April 2019, all outstanding principal under the 2018 Convertible Note was converted into redeemable convertible preferred stock.

There was no derivative liability recorded as of September 30, 2020 or December 31, 2019.

Note 10. Commitments and Contingencies

Leases

The Company entered into an agreement to lease approximately 7,050 square feet of office space in Boston, Massachusetts (“Original Premises”) that began in December 2018 and had an original expiry in February 2023. In January 2020, the Company entered into an amended agreement (“Amended Lease Agreement”) to gain access to approximately 4,175 square feet of additional office space (“Expansion Premises”) beginning in March 2020, and to extend the maturity of the agreement for the Original Premises to December 2023. The Amended Lease Agreement provides for future minimum annual rental payments as defined within the agreement. Under the terms of the Amended Lease Agreement, the Company is required to maintain a cash balance of approximately $0.2 million to secure a letter of credit associated with this lease. The amount was classified as restricted cash in the consolidated balance sheets as of September 30, 2020 and December 31, 2019. The Amended Lease Agreement also provides for approximately $0.1 million in leasehold incentives which may be applied to base rent or improvements to the Expansion Premises, subject to limitations.

The Company determined the Amended Lease Agreement represented a lease modification, and the Original Premises and Expansion Premises were identified as separate lease components. The extension of maturity with respect to the Original Premises was treated as a modification not accounted for as a separate contract, in which the lease classification was reassessed and the lease liability was remeasured. The effect of the remeasurement, in the amount of

$0.4 million, was recorded as an adjustment to the ROU asset as of February 1, 2020, the effective date of the modification. The addition of the Expansion Premises was accounted for as a separate contract which granted the Company an additional right of use not included in the original lease, in which the lease payments increased commensurate with the standalone price for the additional right of use. As the leasehold incentives were not paid or payable at commencement, the Company will account for the incentives once the contingency is resolved.

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

In addition to the lease liabilities arising from ROU assets recognized upon adoption of ASC 842, Leases (see Note 2), the Company recognized approximately $1.8 million in incremental lease liabilities arising from obtaining ROU assets as a result of the Amended Lease Agreement and Indiana Lease Agreement. Of this amount, $0.4 million was recognized during the three months ended September 30, 2020, as the Company took possession of the final 1,753 square feet of space in August 2020.

The components of lease cost were as follows (dollar amounts in thousands):

Nine Months Ended September 30, 2020
Lease Cost
Operating lease cost	$564
Short-term lease cost	—
Total lease cost	$564

Other Information
Cash paid for amounts included in the measurement of lease liabilities	$491
Operating lease liabilities arising from obtaining right-of-use assets	$3,259
Weighted-average remaining lease term	3.19 years
Weighted-average discount rate	6.21%

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities and a reconciliation to present value of lease liabilities as of September 30, 2020 (in thousands):

Year ended:
December 31, 2020	$242
December 31, 2021	982
December 31, 2022	1,001
December 31, 2023	949
Total future minimum lease payments	3,174
Less imputed interest	(289)
Present value of lease liabilities	$2,885

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

The Company paid Eli Lilly an upfront payment of $0.1 million and has agreed to make milestone payments to Eli Lilly of up to an aggregate of $16 million upon the achievement of specified regulatory milestones and up to an aggregate of $54 million in commercial milestones. In addition, the Company is obligated to pay Eli Lilly tiered royalties, at rates in the low to mid single-digit percentages, on the worldwide net sales of any commercialized product on a country-by-country basis until the expiration of the applicable royalty term, which is the longer of six years from the date of first commercial sale of each licensed product within a country or data exclusivity in such country. During the royalty term, Eli Lilly is prohibited from granting any third party rights to the patents, regulatory documentation, data records and materials that have been licensed to the Company under the Lilly License Agreement.

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

The initial upfront payment of $0.1 million was expensed when incurred in May 2012. As of September 30, 2020, no milestones have been reached and, accordingly, no milestone payments have been made.

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

In connection with the Patent License Agreement, the Company has agreed to make milestone payments to PureTech Health of up to an aggregate of $10 million upon the achievement of specified development and regulatory milestones. In addition, the Company is obligated to pay PureTech Health low single-digit royalties on the worldwide net sales of any commercialized product covered by the licenses granted under the Patent License Agreement. In the event that the Company sublicenses any of the patent rights granted under the Patent License Agreement, the Company will be obligated to pay PureTech Health royalties within the range of 15% to 25% on any income the Company receives from the sublicensee, excluding royalties.

The Company may terminate the Patent License Agreement for any reason with proper prior notice to PureTech Health. Either party may terminate the Patent License Agreement upon an uncured material breach by the other party.

The Company incurred no expenses related to the Patent License Agreement provided by PureTech Health during the nine months ended September 30, 2020 or 2019. The Company had no outstanding liabilities to PureTech Health related to the Patent License Agreement as of September 30, 2020 and December 31, 2019.

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

Litigation

The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities as of September 30, 2020.

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

The Company incurred general and administrative costs for management services provided by PureTech Health totaling less than $0.1 million in the nine months ended September 30, 2019. In addition, the Company had outstanding current liabilities to PureTech Health of less than $0.1 million as of December 31, 2019, which were recorded as accounts payable in the consolidated balance sheets. As of and for the nine months ended September 30, 2020, the Company had no outstanding liabilities to PureTech Health and no general and administrative costs for management services were incurred.

Note 12. 401(k) Savings Plan

The Company has a 401(k) retirement plan in which substantially all U.S. employees are eligible to participate. Eligible employees may elect to contribute up to the maximum limits, as set by the Internal Revenue Service, of their eligible compensation. The total contribution expense for the Company was $0.2 million and less than $0.1 million for the nine months ended September 30, 2020 and 2019, respectively.

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

Overview

We are an innovative clinical-stage biopharmaceutical company committed to developing novel therapies with the potential to transform the lives of people with disabling and potentially fatal neuropsychiatric disorders. Our pipeline is built on the broad therapeutic potential of our lead product candidate, KarXT, an oral modulator of muscarinic receptors that are located both in the central nervous system, or CNS, and various peripheral tissues. KarXT is our proprietary product candidate that combines xanomeline, a novel muscarinic agonist, with trospium, an approved muscarinic antagonist, to preferentially stimulate muscarinic receptors in the CNS. In November 2019, we completed a Phase 2 clinical trial of KarXT for the treatment of acute psychosis in patients with schizophrenia, in which KarXT met the trial’s primary endpoint and was observed to be well tolerated. We are also developing KarXT as a potential treatment for dementia-related psychosis, or DRP. In the fourth quarter of 2019, we initiated a Phase 1b clinical trial of KarXT evaluating the safety and tolerability of KarXT in healthy elderly volunteers in order to select the most appropriate dose for future KarXT trials to assess efficacy and safety in a DRP patient population. We anticipate announcing topline results from this trial early in the second quarter of 2021.

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

We are on track to initiate the first Phase 3 trial within our EMERGENT program, the clinical program evaluating KarXT for the treatment of acute psychosis in adults with schizophrenia, by the end of 2020. The EMERGENT program includes our completed positive Phase 2 clinical trial (EMERGENT-1), EMERGENT-2 and EMERGENT-3, our planned Phase 3 efficacy and safety trials, and EMERGENT-4 and EMERGENT-5, our two Phase 3 open-label safety trials, which together will support a New Drug Application, or NDA, filing. The following is a summary of the EMERGENT-2 through EMERGENT-5 clinical trials:

•

EMERGENT-2 is a five-week, inpatient, 1:1 randomized, flexible-dose, double-blind, placebo-controlled trial evaluating the efficacy and safety of KarXT in approximately 250 adults with schizophrenia in the U.S., which we expect to commence by the end of 2020.

•

EMERGENT-3 is a five-week, inpatient, 1:1 randomized, flexible-dose, double-blind, placebo-controlled trial evaluating the efficacy and safety of KarXT in approximately 250 adults with schizophrenia in the U.S. and outside the U.S. We expect the trial to commence in the first half of 2021.

•

EMERGENT-4 is a 52-week, outpatient, open-label long-term safety and tolerability extension trial of EMERGENT-2 and EMERGENT-3 which will evaluate the long-term safety and tolerability of KarXT in adults with schizophrenia. This trial will initiate upon patient rollover from EMERGENT-2 or EMERGENT-3.

•

EMERGENT-5 is a 52-week, outpatient, open-label long-term trial evaluating the safety and tolerability of KarXT in adults with schizophrenia who have not been enrolled in the EMERGENT-2 or EMERGENT-3 trials, which we expect to commence in the first half of 2021.

After our End-of-Phase 2 meeting with the FDA for KarXT for the treatment of acute psychosis in patients with schizophrenia, the FDA confirmed in its formal minutes that our completed Phase 2 trial (EMERGENT-1), along with one successful Phase 3 efficacy and safety trial, and additional safety data to meet regulatory requirements, would be acceptable to support an NDA filing.

We also plan to initiate a Phase 2 trial evaluating KarXT for the treatment of psychosis in patients with schizophrenia who have an inadequate response to current standard of care therapies. The trial will evaluate the efficacy and safety of KarXT when dosed in conjunction with background antipsychotic treatment and its potential to improve symptoms in patients who had not achieved an adequate response on their current antipsychotic treatment given the unique mechanism of action of KarXT in comparison to existing standard of care therapies. Data from this trial is intended to support a supplemental NDA filing assuming the successful development of KarXT as a monotherapy for the treatment of adults with schizophrenia. We plan to start this trial following the initiation of the Phase 3 trials within the EMERGENT program.

The use of KarXT for the treatment of negative and cognitive symptoms in patients with schizophrenia remains of interest. An exploratory endpoint analysis evaluating the impact of KarXT on cognition in the EMERGENT-1 trial was presented at the European College of Neuropsychopharmacology Annual Meeting in September. The analysis demonstrated trends towards improvements in cognition for patients receiving KarXT relative to placebo, with larger benefits seen in patients with greater cognitive impairment at baseline. We plan to collect data on the potential benefit of KarXT on negative and cognitive symptoms of schizophrenia as part of the ongoing EMERGENT program and our trial evaluating KarXT in patients who have an inadequate response to current standard of care therapies, and will continue to evaluate the timing and design of potential trials specifically directed towards the negative and cognitive symptoms of schizophrenia.

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

On July 2, 2020, we filed an automatically effective registration statement on Form S-3, or the Registration Statement, with the SEC which registers the offering, issuance and sale of an unspecified amount of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into an equity distribution agreement with Goldman Sachs & Co. LLC, as sales agent, to provide for the issuance and sale by the Company of up to $150.0 million of common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus filed with the Registration Statement, or the ATM Program. As of September 30, 2020, no sales had been made pursuant to the ATM Program.

We have never generated revenue and have incurred significant net losses since inception. Our net losses were $44.5 million and $36.2 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $120.1 million. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our operating expenses and capital expenditures will increase substantially, particularly as we:

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

As of September 30, 2020, we had cash, cash equivalents and available-for-sale investments of $344.9 million. We believe that our existing cash, cash equivalents and available-for-sale investments will be sufficient to meet our anticipated operating and capital expenditure requirements through at least the next 36 months. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources.”

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Schizophrenia clinical trials	$4,020	$3,376	$6,716	$12,193
Pain clinical trials	465	369	1,255	369
DRP clinical trials	537	38	1,020	38
Formulation and CMC	2,133	176	5,610	1,536
Preclinical	289	217	820	1,704
Unallocated expenses	5,141	1,617	12,403	3,704
Total research and development expense	$12,585	$5,793	$27,824	$19,544

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

•	assess the potential impact of COVID-19 on the ability to execute research and development activities;
•	add equipment and physical infrastructure to support our research and development; and
•	acquire or in-license other product candidates and technologies.

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

Other Income, Net

Interest Income.    Interest income consists of interest income from our cash equivalents and available-for-sale investments.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019

	Three Months Ended September 30,
	2020	2019	Change
		(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	12,585	5,793	6,792
General and administrative	6,944	4,103	2,841
Total operating expenses	19,529	9,896	9,633
Loss from operations	(19,529)	(9,896)	(9,633)
Total other income, net	688	858	(170)
Net loss attributable to common stockholders	$(18,841)	$(9,038)	$(9,803)

Research and Development Expenses

	Three Months Ended September 30,
	2020	2019	Change
		(in thousands)
Direct research and development expenses:
Schizophrenia clinical trials	$4,020	$3,376	$644
Pain clinical trials	465	369	96
DRP clinical trials	537	38	499
Formulation and CMC	2,133	176	1,957
Preclinical	289	217	72
Unallocated expenses:
Personnel related expenses (including stock-based compensation)	3,130	886	2,244
Consultant fees and other expenses	2,011	731	1,280
Total research and development expense	$12,585	$5,793	$6,792

Expenses related to our schizophrenia clinical trials increased by $0.6 million in the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 due to expenses related to start-up activities for our planned EMERGENT Phase 3 trials. The increase of $0.1 million in expenses related to pain clinical trials consists of study close out activities for our Phase 1b trial incurred in the three months ended September 30, 2020. The increase of $0.5 million in expenses related to our DRP clinical trials during the three months ended September 30, 2020 consists of enrollment and dosing activities for our ongoing Phase 1b trial. Formulation and CMC expenses increased by $2.0 million due to an increase in manufacturing activities to obtain sufficient supply to support clinical trial activities, including our planned EMERGENT Phase 3 clinical trials. Preclinical expenses increased by $0.1 million due to the initiation of new studies in 2020. The increase of $2.2 million in personnel-related costs was primarily a result of an increase in headcount. The increase of $1.3 million in consultant fees and other expenses was due an increase in costs related to our discovery programs including our ongoing collaborations with Charles River Labs and Psychogenics, as well as other consulting costs not specifically allocated to preclinical, clinical, formulation and CMC activities.

General and Administrative Expenses

	Three Months Ended September 30,
	2020	2019	Change
		(in thousands)
Personnel-related expenses (including stock-based compensation)	$4,380	$2,376	$2,004
Professional and consultant fees	945	730	215
Other	1,619	997	622
Total general and administrative expense	$6,944	$4,103	$2,841

The increase of $2.0 million in personnel-related costs in the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 was primarily a result of an increase in headcount. The increase of $0.2 million in professional and consultant fees was primarily due to an increase in recruiting fees, accounting fees, legal costs, and consulting fees related to our ongoing business activities. The increase of $0.6 million in other costs was primarily due to insurance costs, the expansion of our facility lease in Boston, Massachusetts and the entry into a new office lease in Carmel, Indiana.

Other Income, Net

	Three Months Ended September 30,
	2020	2019	Change
		(in thousands)
Interest income	$688	$858	$(170)
Interest income, net	—	—	—
Accretion of debt discount	—	—	—
Change in fair value of derivative	—	—	—
Total other income, net	$688	$858	$(170)

Interest income is attributable to interest earned on our cash equivalents and available-for-sale investments, the balance of which increased significantly subsequent to our IPO in July 2019 and our follow-on offering in November 2019, however; interest income has decreased due to lower market interest rates.

There was no interest income, net, accretion of debt discount, or change in fair value of derivative recorded during the three months ended September 30, 2020 and 2019 because there were no convertible notes outstanding during the period.

Comparison of the Nine Months Ended September 30, 2020 and 2019

	Nine Months Ended September 30,
	2020	2019	Change
		(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	27,824	19,544	8,280
General and administrative	19,585	16,995	2,590
Total operating expenses	47,409	36,539	10,870
Loss from operations	(47,409)	(36,539)	(10,870)
Total other income, net	2,864	356	2,508
Net loss attributable to common stockholders	$(44,545)	$(36,183)	$(8,362)

Research and Development Expenses

	Nine Months Ended September 30,
	2020	2019	Change
		(in thousands)
Direct research and development expenses:
Schizophrenia clinical trials	$6,716	$12,193	$(5,477)
Pain clinical trials	1,255	369	886
DRP clinical trials	1,020	38	982
Formulation and CMC	5,610	1,536	4,074
Preclinical	820	1,704	(884)
Unallocated expenses:
Personnel related expenses (including stock-based compensation)	7,038	2,184	4,854
Consultant fees and other expenses	5,365	1,520	3,845
Total research and development expense	$27,824	$19,544	$8,280

Expenses related to our schizophrenia clinical trials decreased by $5.5 million in the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 due to the conclusion of EMERGENT-1, which was partially offset by expenses related to start-up activities for our planned EMERGENT Phase 3 trials. The increase of $0.9 million and $1.0 million in expenses related to pain and DRP clinical trials, respectively, consist of enrollment and dosing activities for our Phase 1b trials incurred in the nine months ended September 30, 2020. Formulation and CMC expenses increased by $4.1 million due to an increase in manufacturing activities to obtain sufficient supply to support clinical trial activities, including our planned EMERGENT Phase 3 clinical trials. Preclinical expenses decreased by $0.9 million due to the conclusion of several toxicology studies in 2019. The increase of $4.9 million in personnel-related costs was primarily a result of an increase in headcount. The increase of $3.8 million in consultant fees and other expenses was due to an increase in costs related to our discovery programs including our on-going collaborations with Charles River Labs and Psychogenics, as well as other consulting costs not specifically allocated to preclinical, clinical, formulation and CMC activities.

General and Administrative Expenses

	Nine Months Ended September 30,
	2020	2019	Change
		(in thousands)
Personnel-related expenses (including stock-based compensation)	$11,619	$13,729	$(2,110)
Professional and consultant fees	3,053	1,444	1,609
Other	4,913	1,822	3,091
Total general and administrative expense	$19,585	$16,995	$2,590

The decrease of $2.1 million in personnel-related costs in the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 was primarily due to the unrepeated acceleration of option awards which fully vested prior to the end of 2019 as a result of our Series B preferred stock financing and IPO and was partially offset by expenses related to our increased headcount. The increase of $1.6 million in professional and consultant fees was primarily due to an increase in recruiting fees, accounting fees, legal costs, and consulting fees related to our ongoing business activities. The increase of $3.1 million in other costs was primarily due to insurance costs, the expansion of our facility lease in Boston, Massachusetts and the entry into a new office lease in Carmel, Indiana.

Other Income, Net

	Nine Months Ended September 30,
	2020	2019	Change
		(in thousands)
Interest income	$2,864	$1,425	$1,439
Interest income, net	—	11	(11)
Accretion of debt discount	—	(945)	945
Change in fair value of derivative	—	(135)	135
Total other income, net	$2,864	$356	$2,508

Interest income is attributable to interest earned on our cash equivalents and available-for-sale investments, the balance of which increased significantly subsequent to our IPO in July 2019 and our follow-on offering in November 2019.

There was no interest income, net, accretion of debt discount, or change in fair value of derivative recorded during the nine months ended September 30, 2020 because there were no convertible notes outstanding during the period.

Interest income, net, for the nine months ended September 30, 2019 represents the excess of interest forgiven over interest accrued on the 2018 Convertible Note when all outstanding principal under the 2018 Convertible Note was converted into shares of Series B convertible preferred stock in March and April 2019.

Accretion of debt discount for the nine months ended September 30, 2019 represents the full accretion of debt discount when all outstanding principal under the 2018 Convertible Note was converted into shares of Series B convertible preferred stock in March and April 2019.

The change in fair value of derivative for the nine months ended September 30, 2019 reflects the mark-to-market of the convertible note derivative liabilities prior to the conversion of the outstanding principal under the 2018 Convertible Note in March and April 2019 into shares of our Series B convertible preferred stock.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. To date, we have funded our operations primarily with proceeds from the sale of redeemable convertible preferred stock, issuance of convertible notes, and sales of our common stock. Through September 30, 2020, our operations have been financed by gross proceeds of $25.7 million from the issuance of convertible notes, $91.0 million from the sale of shares of our redeemable convertible preferred stock, $93.0 million from the sale of our common stock in our IPO, and $234.2 million from the sale of our common stock in a follow-on public offering. As of September 30, 2020, we had $344.9 million in cash, cash equivalents and available-for-sale investments, and an accumulated deficit of $120.1 million.

On July 2, 2020, we filed the Registration Statement with the SEC and simultaneously entered into an equity distribution agreement with Goldman Sachs & Co. LLC, as sales agent, for the ATM Program. As of September 30, 2020, no sales had been made pursuant to the ATM Program.

Our primary use of cash has been to fund operating expenses, which consist of research and development and general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(46,911)	$(24,103)
Net cash used in investing activities	(119,311)	(101,716)
Net cash provided by financing activities	2,114	171,059
Net (decrease) increase in cash, cash equivalents and restricted cash	$(164,108)	$45,240

Cash Flows from Operating Activities

Cash used in operating activities for the nine months ended September 30, 2020 was $46.9 million, consisting of a net loss of $44.5 million partially offset by non-cash items including stock-based compensation expense of $9.0 million, and depreciation and amortization expense of $0.1 million. Net loss was also adjusted for $0.3 million of non-cash interest income. The change in our net operating assets and liabilities was due to an increase in prepaid expenses and other current assets of $12.6 million, which was driven mainly by upfront payments to our CROs and CMOs, as well as prepayment of annual insurance. This was partially offset by an increase in accounts payable and accrued expenses of $0.6 million and $0.8 million, respectively, which were driven by timing of payments to CROs and CMOs.

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

Cash Flows from Investing Activities

Cash used in investing activities for the nine months ended September 30, 2020 was $119.3 million, primarily attributable to the purchases of investment securities of $264.0 million and acquisition of $0.3 million in property and equipment, which were partially offset by maturities of investment securities of $145.0 million.

Cash used in investing activities for the nine months ended September 30, 2019 was $101.7 million, primarily attributable to the purchases of available-for-sale investments of $131.6 million, and partially offset by maturities of available-for-sale investments of $30.0 million.

Cash Flows from Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2020 was $2.1 million, attributable to proceeds from the exercise of stock options of $2.6 million, offset by $0.4 million in payments of offering costs associated with the filing of our Shelf and the ATM Program prospectus.

Cash provided by financing activities for the nine months ended September 30, 2019 was $171.1 million and was related primarily to $95.5 million of proceeds from the sale of our common stock in our IPO, net of $7.2 million in underwriting discounts and commissions and partially offset by $2.4 million in payments of IPO costs, $74.8 million of net proceeds from the issuance of redeemable convertible preferred stock, as well as $3.1 million related to proceeds from the issuance of convertible notes.

Future Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, in particular as we continue to advance our product candidates through clinical trials. In addition, we expect to incur additional costs associated with operating as a public company.

As of September 30, 2020, we had cash and cash equivalents and available-for-sale investments of $344.9 million. Based on our current plans, we believe that our existing cash, cash equivalents and available-for-sale investments will be sufficient to meet our anticipated operating and capital expenditure requirements through at least the next 36 months.

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

Contractual Obligations and Other Commitments

In January 2020, we amended our current lease for office space in Boston, Massachusetts to acquire approximately 4,175 in additional square feet and to extend the original lease term through December 2023. Remaining lease payments from September 30, 2020 through the end of the lease term total $2.7 million for both the original space and the 4,175 square feet of the January 2020 lease expansion, of which we took possession of 2,422 square feet and 1,753 square feet in February 2020 and August 2020, respectively.

In February 2020, we entered into an agreement to lease approximately 5,050 square feet of office space in Carmel, Indiana. The term of the lease commenced in June 2020 and expires in July 2023. Remaining lease payments will total approximately $0.4 million over the term of the lease.

During the nine months ended September 30, 2020, there were no other material changes to our contractual obligations and commitments described in our Annual Report, as filed with the SEC.

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

•	research and development contract costs and accruals

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

We will cease to be an emerging growth company upon the earliest of: (1) the last day of the fiscal year ending after the fifth anniversary of our IPO; (2) the last day of the fiscal year in which we have more than $1.07 billion in annual gross revenue; (3) the last day of the fiscal year in which we qualify as a “large accelerated filer,” with at least $700.0 million of equity securities held by non-affiliates as of the prior June 30th; or (4) the issuance, in any three-year period, by our company of more than $1.0 billion in non-convertible debt securities held by non-affiliates. As of June 30, 2020, the last business day of our most recently completed second fiscal quarter, the market value of our common stock that was held by non-affiliates exceeded $700.0 million. As such, we will cease to be an “emerging growth company” as of December 31, 2020 and will be a “large accelerated filer” for our fiscal year ending December 31, 2021.

Recently Issued and Adopted Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and available-for-sale investment securities of $344.9 million as of September 30, 2020, which consisted primarily of money market funds and investment securities, largely composed of U.S. Treasuries and investment grade, short to intermediate term fixed income securities.

The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in a variety of securities of high credit quality and short-term duration, according to our board-approved investment policy. Our investments are subject to interest rate risk and could fall in value if market interest rates increase. A hypothetical 10% relative change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with vendors that are located outside of the United States. As a result, our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the three and nine months ended September 30, 2020 and 2019.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2020.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the three and nine months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings.

Item 1A. Risk Factors.

Our business is subject to numerous risks. The following information updates, and should be read in conjunction with, the risk factors previously disclosed in Item 1A, subsection “Risk Factors” to Part I of our 2019 Annual Report on Form 10-K filed with the SEC on March 24, 2020, or the Annual Report. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

In addition to the risks described below and in our Annual Report, you should carefully consider the other information set forth in this Form 10-Q and the information in our other filings with the SEC, as they could materially affect our business, financial condition or future results of operations. Except as set forth below, there have been no material changes to the risk factors previously disclosed in our Annual Report.

Risks Related to the current novel coronavirus (COVID-19) pandemic

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

In addition, the COVID-19 outbreak has delayed our ongoing Phase 1b clinical trial evaluating the safety and tolerability of KarXT in healthy elderly volunteers. Topline results from this trial were expected by the end of 2020, but as a result of COVID-19’s impact on enrollment, we now anticipate that topline results from this trial will be announced early in the second quarter of 2021. While COVID-19 has not affected the anticipated timing of our other planned clinical trials, including the initiation of the Phase 3 EMERGENT program in 2020, we continue to monitor the impact of COVID-19 across all clinical trials, particularly in the elderly population.

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

The extent to which the coronavirus impacts our business beyond those impacts already sustained will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. The coronavirus and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, resulting in an economic downturn that could impact our business, financial condition, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

KARUNA THERAPEUTICS, INC.

Date: November 5, 2020	By:	/s/ Steven Paul, M.D.
Steven Paul, M.D.
Chief Executive Officer, President and Chairman (Principal Executive Officer)

Date: November 5, 2020	By:	/s/ Troy Ignelzi
Troy Ignelzi
Chief Financial Officer (Principal Financial and Accounting Officer)