Form 10-K
period 2020-12-31
Karuna Therapeutics, Inc.
filed 2021-02-25
CIK 1771917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock, $0.0001 par value per share, held by non-affiliates of the registrant, based on the last sale price of the Common Stock at the close of business on June 30, 2020, was $2,231.0 million. For purposes of foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant.

As of February 15, 2021, there were 27,018,734 shares of the registrant’s Common Stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2021 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2020, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Summary Risk Factors

The principal risks we face are as follows:

•

We are a clinical-stage biopharmaceutical company and we have incurred significant losses since our inception. We anticipate that we will continue to incur significant losses for the foreseeable future.

•

Our business substantially depends upon the successful development of KarXT. If we are unable to obtain regulatory approval for or successfully commercialize KarXT, our business may be materially harmed.

•

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

•

The results of early-stage clinical trials and preclinical studies may not be predictive of future results. Initial data in our clinical trials may not be indicative of results obtained when these trials are completed or in later stage trials.

•

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following regulatory approval, if obtained.

•	We may seek to establish collaborations and, if we are not able to establish them on commercially reasonable terms, we may have to alter our development and commercialization plans.

•	Our commercial success depends on our ability to protect our intellectual property and proprietary technology.

•	If we fail to comply with our obligations in our current and future intellectual property licenses with third parties, we could lose rights that are important to our business.

PART I

Except where the context otherwise requires or where otherwise indicated, the terms “Karuna,” “we,” “us,” “our,” “our company,” “the company,” and “our business” refer to Karuna Therapeutics, Inc. and its consolidated subsidiary.

ITEM 1.	BUSINESS

Overview

We are an innovative clinical-stage biopharmaceutical company driven to create and deliver transformative medicines for people living with psychiatric and neurological conditions. Our pipeline is built on the broad therapeutic potential of our lead product candidate, KarXT, an oral modulator of muscarinic receptors that are located both in the central nervous system, or CNS, and various peripheral tissues. KarXT is our proprietary product candidate that combines xanomeline, a novel muscarinic agonist, with trospium, an approved muscarinic antagonist, to preferentially stimulate muscarinic receptors in the CNS. In November 2019, we completed a Phase 2 clinical trial of KarXT for the treatment of acute psychosis in patients with schizophrenia, EMERGENT-1, in which KarXT met the trial’s primary endpoint and was observed to be well tolerated. In December 2020, we initiated EMERGENT-2, the first Phase 3 trial in the EMERGENT program.

Psychosis is a prominent and debilitating symptom that occurs in many neuropsychiatric disorders, including schizophrenia, dementia, bipolar disorder, major depressive disorder and inflammatory neurological diseases, such as multiple sclerosis. Schizophrenia is a chronic disabling disorder that is typically diagnosed in the late teenage years or early adulthood and is characterized by recurring episodes of psychosis requiring long-term treatment with antipsychotic drugs in most patients. The World Health Organization ranks psychosis as the third-most disabling medical condition in the world. In 2017, an estimated 2.7 million Americans, or approximately 0.5% to 1.0% of the United States population, had schizophrenia. Patients with schizophrenia experience psychotic symptoms, also known as positive symptoms, such as hallucinations and delusions. As a result of the disease, patients with schizophrenia also experience negative symptoms, such as amotivation, flat affect and social withdrawal as well as cognitive impairment.

Dementia will affect an estimated 8.4 million people in the United States in 2020, of which approximately 40% are diagnosed with the disease. Dementia includes subtypes of patients suffering from Alzheimer’s disease, dementia with Lewy Body, vascular dementia, frontotemporal dementia and Parkinson’s disease dementia. Alzheimer’s disease, or AD, is the most prevalent cause of dementia, accounting for an estimated 60% to 80% of all cases. The prevalence of psychosis in diagnosed dementia patients varies by dementia subtypes between 10% and 75% and in total an estimated 1.2 million dementia patients exhibit psychiatric symptoms, including up to 50% of patients with AD in the United States, which often leads to institutional care in a hospital or nursing home. Patients with dementia-related psychosis, or DRP, share many characteristics and often exhibit similar psychiatric symptoms irrespective of their underlying neurodegenerative disease.

Worldwide sales of antipsychotic drugs exceeded $11 billion in 2019 and are expected to exceed $20 billion by 2026, despite a highly generic market. Several branded market-leading antipsychotic medicines have each achieved worldwide annual sales in excess of $5 billion. Despite the large number of antipsychotic drugs developed over the last 20 years, current medicines have undergone only modest innovation relative to first generation drugs developed in the 1950s. In many patients, current antipsychotics are hampered by modest efficacy, significant side effects and safety concerns. At least half of patients fail to adequately respond to antipsychotic drugs. Additionally, in many patients, these treatments are associated with severe side effects including sedation, extrapyramidal side effects, such as motor rigidity, tremors and slurred speech, and significant weight gain resulting in the complications of diabetes, hyperlipidemia, hypertension and cardiovascular disease. The clinical benefit of current antipsychotics is further limited by poor adherence. In a 1,493-patient clinical trial funded by the National Institutes of Health, approximately 75% of patients reported discontinuing their antipsychotic medication within 18 months of starting treatment. Current antipsychotic treatments work primarily by inhibiting D2 dopamine receptors and frequently 5HT-2A serotonin receptors and are often used by physicians to address a wide range of disorders in addition to schizophrenia, including bipolar disorder and psychotic depression, as well as psychosis and agitation in elderly patients with dementia.

Muscarinic receptor agonists emerged in the 1990s as a potential alternative approach for treating psychosis. There are five distinct muscarinic receptors, M1 through M5, which are found in the brain as well as various peripheral tissues. The link between muscarinic receptor stimulation in the CNS, particularly stimulation of M1 and M4 receptors, the reduction of psychotic symptoms and improvement in cognition, has been well studied and is supported by data from preclinical studies and two third-party clinical trials published in peer reviewed journals. However, the successful development of a therapeutic agent targeting muscarinic receptors has been limited by undesirable side effects that are believed to arise primarily as a result of stimulation of muscarinic receptors in peripheral tissues. We believe a therapeutic agent that can preferentially target and stimulate muscarinic receptors in the CNS, but not in peripheral tissues, has the potential to treat psychosis in schizophrenia and DRP, including the associated agitation in patients with DRP. We also believe the preferential stimulation of M1 and M4 muscarinic receptors in the CNS may address the negative symptoms of schizophrenia, such as apathy, reduced social drive and loss of motivation, as well as cognitive deficits in working memory and attention, all of which currently lack any approved treatments. This approach has the potential to produce a differentiated therapy relative to current D2 dopamine and 5HT-2A serotonin receptor-based antipsychotic drugs and to beneficially impact the lives of millions of patients with schizophrenia and other psychotic and cognitive disorders.

We are initially developing our lead product candidate, KarXT, for the treatment of acute psychosis in patients with schizophrenia. KarXT combines xanomeline, a muscarinic receptor agonist that preferentially stimulates M1 and M4 muscarinic receptors, and trospium, an approved muscarinic receptor antagonist that does not measurably cross the blood-brain barrier, confining its effects to peripheral tissues. M1 and M4 muscarinic receptors are the receptor subtypes believed to mediate the antipsychotic and procognitive effects of xanomeline and other muscarinic agonists. Results from preclinical studies and clinical trials conducted by third parties support the hypothesis that xanomeline can reduce psychosis and improve cognition. Like all muscarinic receptor agonists studied to date, however, xanomeline’s tolerability has been limited by side effects arising from muscarinic receptor stimulation in peripheral tissues, leading to nausea, vomiting, diarrhea and increased salivation and sweating, collectively referred to as cholinergic adverse events. Trospium is a muscarinic receptor antagonist approved in the United States and Europe for the treatment of overactive bladder that inhibits all five muscarinic receptor subtypes in peripheral tissues. We believe that a combination therapy of xanomeline and trospium has the potential to preferentially stimulate M1 and M4 muscarinic receptors in the brain without stimulating muscarinic receptors in peripheral tissues in order to achieve meaningful therapeutic benefit in patients with psychotic and cognitive disorders.

In November 2019, we announced positive results from our EMERGENT-1 trial, a Phase 2 clinical trial evaluating KarXT for the treatment of acute psychosis in patients with schizophrenia. In this trial, KarXT met the trial’s primary endpoint with a statistically significant (p<0.0001) and clinically meaningful 11.6 point mean reduction in total Positive and Negative Syndrome Scale, or PANSS, scores over placebo at week 5 (-17.4 KarXT vs. -5.9 placebo). We also observed a statistically significant 3.2 point mean reduction from baseline in the PANSS-positive subscale (-5.6 KarXT v. -2.4 placebo) and a statistically significant 2.3 point mean reduction from baseline in the PANSS-negative subscale (-3.2 KarXT v. -0.9 placebo) at week five (p<0.0001 and p<0.001, respectively). The total PANSS, PANSS-positive subscale, and the PANSS-negative subscale had statistically significant separation at every assessment throughout the trial. Following the positive results of EMERGENT-1, we had an End-of-Phase 2 meeting with the U.S. Food and Drug Administration, or FDA, in which the FDA confirmed that our completed EMERGENT-1 trial, along with one successful Phase 3 efficacy and safety trial, and additional safety data to meet regulatory requirements, would be acceptable to support a New Drug Application, or NDA, filing. Our EMERGENT program includes EMERGENT-2 and EMERGENT-3, which are five-week in-patient trials evaluating the efficacy and safety of KarXT for the treatment of acute psychosis in adults with schizophrenia. Both trials will share key characteristics of EMERGENT-1, such as duration of treatment, patient population, 1:1 randomization, flexible dose regimen, inclusion/exclusion criteria and primary outcome measure, among other aspects. We commenced EMERGENT-2 in December 2020 and expect to commence EMERGENT-3 in the first half of 2021. Following the five-week inpatient phase in both efficacy trials, patients may enter a 52-week open-label safety and tolerability extension in which all patients will receive treatment with KarXT. We also plan to conduct a separate 52-week open-label trial evaluating the long-term safety of KarXT in adults with schizophrenia who have not been enrolled in the inpatient trials. This trial is expected to begin the first half of 2021. We expect to use the data from these trials to support regulatory safety requirements for a new drug application, or NDA, with the FDA.

In September we presented the results of an exploratory endpoint analysis evaluating the impact of KarXT on cognition in the EMERGENT-1 trial at the European College of Neuropsychopharmacology Annual Meeting. The analysis demonstrated trends towards improvements in cognition for patients receiving KarXT relative to placebo, with larger benefits seen in patients with greater cognitive impairment at baseline.

We are also developing KarXT as a potential treatment for DRP. In the fourth quarter of 2019, we initiated a Phase 1b dose-ranging clinical trial of KarXT designed to evaluate the safety and tolerability of KarXT in healthy elderly volunteers. We are utilizing a flexible dosing protocol titrated over approximately two to three weeks in order to select the doses and titration protocol for future trials of KarXT in elderly patients with DRP.  We have completed data collection of the first two cohorts and based on our evaluation of the data, we anticipate Cohort 3 to be the final cohort in the Phase 1b trial, with preliminary data expected in the second quarter of 2021. Data from the two completed cohorts suggest that a lower dose ratio of trospium to xanomeline, compared to the ratios used in the previous trials in healthy adult volunteers and in adults with schizophrenia, was better tolerated by healthy elderly volunteers. Cholinergic and anticholinergic adverse events, or AEs, seen in Cohorts 1 and 2 were similar to those observed in prior trials of KarXT. Based on data from Cohorts 1 and 2 from the on-going trial, we believe that potentially therapeutic doses of KarXT can be administered to elderly adults using titration and flexible dosing while maintaining a favorable tolerability profile to provide a path to a Phase 2 trial evaluating KarXT in DRP. We have commenced planning for this Phase 2 DRP trial, and we expect to provide further guidance following the completion of Cohort 3 later this year.

We plan to initiate a Phase 2 trial evaluating KarXT for the treatment of psychosis in patients with schizophrenia who have an inadequate response to current standard of care therapies. Given the unique mechanism of action of KarXT in comparison to existing standard of care therapies, we believe there is the potential for greater therapeutic benefit with adjunctive treatment. The trial will evaluate the efficacy and safety of KarXT when dosed in conjunction with background antipsychotic treatment. We plan to initiate this trial following the initiation of all trials within the EMERGENT program.

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

Pipeline

We are advancing a pipeline of therapeutic programs to address the positive, negative and cognitive symptoms associated with schizophrenia and DRP. We are leveraging our expertise and experience to explore the development of KarXT for additional CNS disorders, as well as advance our other muscarinic-targeted drug candidates and a target-agnostic drug discovery program through our collaboration with PsychoGenics, Inc.

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

Background and Rationale for KarXT

We have designed our lead product candidate, KarXT, to preferentially stimulate M1 and M4 receptors in the brain, without stimulating muscarinic receptors in peripheral tissues outside the CNS. We assessed the potential of over 7,000 possible combinations of muscarinic receptor agonists and antagonists to find an optimized combination that could preferentially stimulate muscarinic receptors in the CNS to improve the symptoms of psychosis, while avoiding stimulation of muscarinic receptors in the peripheral tissues and the associated side effects. As a result of our research, we identified xanomeline and trospium as the most promising pairing for development. Trospium is a potent and effective muscarinic receptor antagonist that does not measurably cross the blood-brain barrier, confining its effects to peripheral tissues. We believe that the combination of xanomeline, a centrally-acting muscarinic agonist, and trospium, a peripherally-acting muscarinic antagonist, will have the therapeutic benefits of xanomeline but with markedly reduced side effects. Based on our clinical data with KarXT, either co-administered or co-formulated, and clinical data of xanomeline published by third parties, we believe that KarXT has potential therapeutic benefit in multiple CNS disorders, including the treatment of the positive, negative and cognitive symptoms of schizophrenia, psychosis and agitation associated with dementia, including AD.

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

Xanomeline for the Treatment of Psychotic Symptoms and Agitation in AD

Eli Lilly conducted a 343-patient, randomized, double-blind, placebo-controlled Phase 2 clinical trial of xanomeline in patients with mild to moderate AD, administering up to 225 mg of xanomeline daily (75 mg three times a day, or TID), for 24 weeks. In this clinical trial, 87 patients received placebo, while 85, 83 and 87 patients received 75-150-225 mg of xanomeline, respectively. One patient who entered the trial was assigned to a group but never received study drug or placebo. As shown in the figure below, patients on xanomeline were observed to have dose-dependent decreases in multiple psychotic symptoms and related behaviors, including hallucinations, delusions and agitation, as compared to patients on placebo. For instance, one of the 17 patients (6%) in the placebo arm who presented with hallucinations at baseline had a remission of symptoms while receiving treatment, compared to nine of the 17 patients (53%) in the high-dose xanomeline arm (p=0.003). These responses were seen as early as two to three weeks after commencement of dosing with xanomeline. Xanomeline was also observed to reduce the emergence of psychotic symptoms over the course of the six-month trial in patients who did not have psychotic symptoms at the initiation of the trial. For example, 32% of patients in the placebo arm developed delusions during the trial compared to only 7% in the high-dose xanomeline treatment arm (p=0.001). A dose-response analysis across the 75-150-225 mg xanomeline dose levels reported increasing effects of xanomeline for several symptoms (P<0.05), suggesting that exploration of xanomeline doses above 75 mg TID has the potential for additional therapeutic benefits.

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

Xanomeline for the Treatment of Psychotic Symptoms in Schizophrenia

A randomized, double-blind, placebo-controlled, Phase 2 trial of xanomeline was conducted in 20 patients with schizophrenia with acute psychosis, as a collaboration between Eli Lilly and the Indiana University School of Medicine. This monotherapy trial used the PANSS as a primary endpoint. The PANSS is a set of measurements used for evaluating symptom severity in patients with schizophrenia and the change in PANSS score has been used as the primary endpoint in many registrational trials of antipsychotic medicines. As depicted in the figure below, a clinically meaningful and statistically significant 24-point PANSS score difference was observed between xanomeline and placebo after 18 days of treatment, which was the pre-specified analysis time point. By comparison, meta-analyses of published clinicals trials of currently approved antipsychotic medicines report an average difference of nine to ten points in PANSS score versus placebo. Historically, changes as small as five points have supported the approval of current antipsychotics. While this xanomeline trial was designed primarily to evaluate changes in positive symptoms, a six-point improvement in negative symptoms, as measured by the PANSS-negative subscale, was also observed in patients treated with xanomeline as compared to placebo. Improvements in cognitive symptoms, including list learning (p<0.05), story recall (p<0.01), delayed memory (p<0.05) and digit span tests were also observed in patients treated with xanomeline as compared to placebo.

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

Proof of Concept of KarXT

Phase 1 Clinical Trials

We observed KarXT’s ability to ameliorate the side effects of xanomeline in our randomized, double-blind, placebo-controlled, Phase 1 clinical trial in 70 healthy volunteers conducted under our investigational NDA. In this trial, we compared the tolerability profile and pharmacokinetics of xanomeline administered with placebo against KarXT co-administered as xanomeline in combination with trospium. Volunteers in this trial first received 40 mg (20 mg twice a day, or BID) of either trospium or placebo for two days, and then received 225 mg of xanomeline (75 mg TID) in addition to their existing regimen of trospium or placebo for seven days. We selected the 225-mg (75 mg TID) dose for evaluation in our trial due to the results of this dose in Eli Lilly’s schizophrenia and AD trials of xanomeline. As depicted in the table below, we observed that the addition of trospium to xanomeline was associated with clinically meaningful reductions in the rate of the most common treatment-emergent cholinergic adverse events, or ChAEs, than reported with xanomeline plus placebo, including nausea, vomiting, diarrhea and excess sweating and salivation. The overall ChAE rate was 64% on xanomeline plus placebo compared to 34% on KarXT (p=0.016). The rate of ChAEs for volunteers receiving KarXT (34%) was similar to the rate observed in volunteers receiving placebo during the lead-in period (32%), suggesting that the tolerability of KarXT was more similar to the placebo lead-in period than to treatment with xanomeline plus placebo.

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

Current antipsychotics have modest efficacy in many patients and significant side effects and safety concerns. At least half of patients fail to adequately respond to current antipsychotic drugs. Additionally, current treatments are often associated with severe side effects, including sedation, extrapyramidal side effects such as motor rigidity, tremors and slurred speech, and significant weight gain resulting in the complications of diabetes, hyperlipidemia, hypertension and cardiovascular disease. The clinical benefit of current antipsychotics is further limited by poor adherence. In a 1,493-patient clinical trial funded by the National Institutes of Health, approximately 75% of patients reported discontinuing their antipsychotic medication within 18 months of starting treatment.

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

Our Phase 2 Clinical Trial for the Treatment of Acute Psychosis

In September 2018, we initiated EMERGENT-1, a multi-site, double-blind, placebo-controlled, five-week, inpatient Phase 2 clinical trial of KarXT in patients with schizophrenia with acute psychosis. We enrolled 182 patients in this trial and patients were randomized 1:1 to receive either KarXT or placebo. Patients were washed out of any existing antipsychotic medications before entering the five-week active treatment or placebo phase. After the wash-out period, patients began with either placebo or KarXT containing 50 mg xanomeline and 20 mg trospium (50/20 mg) BID. Patients receiving KarXT then increased their dose to 100/20 mg BID on day three and then physicians had the option to escalate to 125/30 mg BID starting on day eight if the 100/20 mg BID dose was well-tolerated. The primary endpoint in this trial was the change from baseline in PANSS total scores for KarXT versus placebo treated patients at week five. Our trial had the same fundamental design and primary endpoint as the previous xanomeline trial in psychosis in schizophrenia, which is also the design that has been used in pivotal trials for several currently approved antipsychotic medicines. Additional endpoints of our trial included changes in PANSS Marder Factor score (including the negative symptom factor), a cognitive battery and the clinical global impression (CGI-S).

In November 2019, we announced topline results from our EMERGENT-1 trial, in which KarXT met the trial’s primary endpoint with a statistically significant (p<0.0001) and clinically meaningful 11.6 point mean reduction in total PANSS scores over placebo at week 5 (-17.4 KarXT vs. -5.9 placebo). We also observed a statistically significant 3.2 point mean reduction from baseline in the PANSS-positive subscale (-5.6 KarXT v. -2.4 placebo) and a statistically significant 2.3 point mean reduction from baseline in the PANSS-negative subscale (-3.2 KarXT v. -0.9 placebo) at week five (p<0.0001 and p<0.001, respectively). The total PANSS, PANSS-positive subscale, and the PANSS-negative subscale had statistically significant separation at every assessment throughout the trial.

In addition, we analyzed additional pre-specified secondary endpoints, including PANSS-Marder factor score, CGI-S frequency counts and percentage of CGI-S responders, defined as a CGI-S rating of either 1 or 2 at week five. We observed a statistically significant 2.5 point mean reduction from baseline in the PANSS Marder factor score (-3.9 KarXT v. -1.3 placebo) at week five (p<0.001). The PANSS Marder factor score had statistically significant separation at every assessment point through the trial. We also observed statistically significant different CGI-S frequency counts for KarXT compared to placebo at week five (p<0.001). A 4:1 ratio of CGI-S responders (5.6% KarXT v. 1.4% placebo) was also observed, however this result was not statistically significant (p=0.151).

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

CGI-S distribution at baseline

1 = normal, 2 = borderline ill, 3 = mildly ill, 4 = moderately ill, 5 = markedly ill, 6 = severely ill, 7 = extremely ill

CGI-S distribution at week 5

1 = normal, 2 = borderline ill, 3 = mildly ill, 4 = moderately ill, 5 = markedly ill, 6 = severely ill, 7 = extremely ill

KarXT was observed to be well tolerated in this Phase 2 trial. The overall discontinuation rate in the KarXT treatment arm was similar to placebo (20% on KarXT vs. 21% on placebo) and the number of discontinuations due to treatment emergent adverse events was equal in the two arms (n=2 on KarXT and n=2 on placebo). No patients discontinued treatment due to cholinergic adverse events in either arm of the trial. 91% of patients treated with KarXT escalated to the high dose of KarXT as part of the flexible dose design, where the choice to escalate was made by the site physician based on the tolerability of KarXT on an individual patient basis. 97% of placebo patients were dose escalated. There was also the option to de-escalate back to

100/20 mg BID KarXT dose if any tolerability issues emerged, and only 4% of patients were de-escalated in the KarXT arm compared to 1% on placebo. The overall treatment emergent adverse event rate was 54% on KarXT and 43% on placebo. Occurrences of drowsiness, extrapyramidal side effects, such as tremors or slurred speech, or weight gain, which are adverse effects generally associated with current antipsychotic drugs, were similar to placebo. The most common adverse events were constipation, nausea, dry mouth, abdominal discomfort, and vomiting, all of which were mild or moderate in severity and transient in nature. Placebo-adjusted rates of nausea, vomiting and dry mouth all decreased over time during the trial. There was no syncope, and there was no mean change in blood pressure. One patient in the KarXT group discontinued due to elevated gamma-glutamyl transferase. There was a 5.5 beats per minute peak mean placebo adjusted resting heart rate increase in the KarXT group, with a downward trend after week 2. One serious adverse event was observed in the KarXT treatment group, in which a patient discontinued and sought hospital care for worsening psychosis, meeting the regulatory definition of serious adverse event. The clinical trial administrator was not able to rule out that the serious adverse event was drug related, and as such, the serious adverse event was classified as being “possibly-drug related.” All other treatment emergent adverse events were mild or moderate.

Our Ongoing and Planned Clinical Trials for the Treatment of Acute Psychosis in Adults with Schizophrenia

Following the positive results of EMERGENT-1, we had an End-of-Phase 2 meeting with the FDA in which the FDA confirmed that our completed EMERGENT-1 trial, along with one successful Phase 3 efficacy and safety trial, and additional safety data to meet regulatory requirements, would be acceptable to support an NDA filing. As such, we will conduct the following trials as part of our EMERGENT program, which together with additional preclinical, CMC, clinical and other related activities will support our NDA filing for KarXT for the treatment of acute psychosis in adults with schizophrenia:

•

EMERGENT-2 is a five-week, inpatient, 1:1 randomized, flexible-dose, double-blind, placebo-controlled trial evaluating the efficacy and safety of KarXT in 246 adults with schizophrenia in the U.S. EMERGENT-2 was initiated in December 2020.

•

EMERGENT-3 is a five-week, inpatient, 1:1 randomized, flexible-dose, double-blind, placebo-controlled trial evaluating the efficacy and safety of KarXT in 246 adults with schizophrenia in the U.S. and E.U. We expect EMERGENT-3 to initiate in the first half of 2021.

•

EMERGENT-4 is a 52-week, outpatient, open-label extension trial evaluating the long-term safety and tolerability of KarXT in adults with schizophrenia who completed EMERGENT-2 or EMERGENT-3. EMERGENT-4 enrolled its first patient in the first quarter of 2021.

•

EMERGENT-5 is a 52-week, outpatient, open-label trial evaluating the long-term safety and tolerability of KarXT in adults with schizophrenia who have not been enrolled in the EMERGENT-2 or EMERGENT-3 trials. We expect to commence EMERGENT-5 in the first half of 2021.

We also plan to initiate a Phase 2 trial evaluating KarXT as an adjunctive therapy with standard of care for the treatment of psychosis in patients with schizophrenia who remain symptomatic on existing therapies. We previously planned to initiate a Phase 1b trial assessing potential Drug-Drug Interactions with a selection of currently marketed antipsychotics in healthy volunteers, but based on multiple considerations, including the evaluation of existing preclinical and clinical data supporting the potential of KarXT to augment traditional antipsychotic drugs, we plan to move forward directly to initiate a Phase 2 trial. The trial will evaluate the efficacy and safety of KarXT when dosed in conjunction with background antipsychotic treatment and its potential to improve symptoms in patients who had not achieved an adequate response on their current antipsychotic treatment. We plan to initiate this trial following the initiation of all trials within the EMERGENT program.

Our Planned Clinical Trials for the Negative and Cognitive Symptoms of Schizophrenia

We plan to utilize the data from our EMERGENT-1 trial to help us guide KarXT’s future development for negative and cognitive symptoms of schizophrenia, for which there are currently no approved treatments.

In September 2020 we presented the results of an exploratory endpoint analysis evaluating the impact of KarXT on cognition in the EMERGENT-1 trial at the European College of Neuropsychopharmacology Annual Meeting. The analysis demonstrated trends towards improvements in cognition for patients receiving KarXT relative to placebo, with larger benefits seen in patients with greater cognitive impairment at baseline. We plan to collect data on the potential benefit of KarXT on negative and cognitive symptoms of schizophrenia as part of the ongoing EMERGENT program and our planned trial to evaluate KarXT in patients who have an inadequate response to current standard of care therapies described below, and will continue to evaluate the timing and design of potential trials specifically directed towards the negative and cognitive symptoms of schizophrenia.

KarXT for the Treatment of Dementia-Related Psychosis

Approximately 8.4 million people in the United States are living with dementia of which approximately 40% are diagnosed with the disease. The prevalence of psychosis in diagnosed dementia patients varies by dementia subtypes between 10% and 75% and in total an estimated 1.2 million dementia patients exhibit psychiatric symptoms. Patients with DRP share many characteristics and often exhibit similar psychiatric symptoms irrespective of their underlying neurodegenerative disease. AD is the most common form of dementia and represents between 60% and 80% of dementia patients. AD is an irreversible, progressive neurodegenerative brain disorder that slowly destroys memory and cognition and, eventually, the ability to carry out even the simplest of tasks. In the large and growing AD population, up to 50% of patients will experience psychosis and related behavioral symptoms at some point during the course of their disease, which often leads to institutional care in a hospital or nursing home. Based on third-party clinical trials with xanomeline and xanomeline’s mechanisms of action, we believe KarXT has therapeutic potential to treat DRP. To date, the FDA has not approved any drug to treat the psychotic or behavioral symptoms of DRP. As symptoms progress and become more severe, physicians often resort to off-label use of antipsychotic medications to treat these patients. Current antipsychotic drugs are associated with a number of side effects including potentially irreversible movement disorders, weight gain, metabolic dysfunction and sedation, which can be more problematic in elderly patients with DRP. In addition, antipsychotic drugs all have a “boxed warning” for increased mortality in the elderly and may exacerbate the cognitive impairment associated with DRP. Accordingly, there remains a large unmet medical need in psychosis and the associated behavioral symptoms of patients with DRP.

Our On-Going Phase 1b Healthy Elderly Volunteer Clinical Trial

Based on Eli Lilly’s Phase 2 clinical trial of xanomeline in patients with AD, and the improved tolerability profile of KarXT as compared to xanomeline, in December 2019, we initiated a Phase 1b dose-ranging clinical trial to assess the safety and tolerability of KarXT in healthy elderly volunteers. We are utilizing a flexible dosing protocol titrated over approximately two to three weeks in order to select the doses and titration protocol for future trials of KarXT in elderly patients with DRP.

We have completed data collection of the first two cohorts in our ongoing Phase 1b trial in healthy elderly volunteers. Based on our evaluation of the data, we anticipate Cohort 3 to be the final cohort in the Phase 1b trial, with preliminary data expected in the second quarter of 2021.

The two completed cohorts consisted of 16 volunteers, randomized 3:1 to receive KarXT or placebo. As part of the flexible dosing protocol, a volunteer’s dose was increased if they were tolerating KarXT well at the time of the potential dose increase, as determined by the clinician. In both cohorts, healthy elderly volunteers achieved mean xanomeline blood levels comparable to, or slightly higher than, the mean xanomeline blood levels reported in our EMERGENT-1 trial, which had demonstrated a statistically significant reduction in total PANSS score in adults with schizophrenia. The majority of healthy elderly volunteers in both cohorts were titrated to xanomeline doses of 150 to 200 mg when dosed with KarXT three times per day. Data from the two completed cohorts suggest that a lower dose ratio of trospium to xanomeline, compared to the ratios used in the previous trials in healthy adult volunteers and in adults with schizophrenia, was better tolerated by healthy elderly volunteers. We believe factors including lower body weight, metabolism rate, and drug excretion rates of the healthy elderly volunteers in these cohorts may allow lower oral doses to achieve target drug exposure levels compared to other populations.

Cholinergic and anticholinergic AEs seen in Cohorts 1 and 2 were similar to those observed in prior trials of KarXT. The vast majority of AEs (>80%) were rated as mild and no syncopal events were observed. In Cohort 1, one serious adverse event, or SAE, of urinary retention was reported related to the higher dose of trospium used in Cohort 1. In Cohort 2, which utilized a lower trospium dose, all AEs were rated mild or moderate in severity and there were no SAEs. Cohort 3 will serve to further refine the dose range of xanomeline and trospium and titration protocol.

The design of the trial is similar to our previously completed Phase 1 dose-ranging trial in healthy adult volunteers that was used to select doses for EMERGENT-1, our completed Phase 2 trial in adults with schizophrenia. In our previously completed Phase 1 trial of healthy adults, we enrolled four cohorts of volunteers and evaluated a range of xanomeline and trospium doses, including xanomeline doses that exceeded the doses selected for the subsequently completed the Phase 2 EMERGENT-1 trial. Further, our proprietary formulation of KarXT led to an approximate 10% increase in blood levels of xanomeline compared to prior xanomeline only formulations that were evaluated by Eli Lilly and Company.

Based on data from Cohorts 1 and 2 from the on-going trial, we believe that potentially therapeutic doses of KarXT can be administered to elderly adults using titration and flexible dosing while maintaining a favorable tolerability profile to provide a path to a Phase 2 trial evaluating KarXT in DRP. We have commenced planning for this Phase 2 DRP trial, and we expect to provide further guidance following the completion of Cohort 3 later this year.

Planned Additional Formulations of KarXT

We believe that additional formulations of KarXT have the potential to further improve the therapeutic window of KarXT and offer patient compliance advantages through decreased dosing frequency. Our ongoing research efforts include the development of advanced oral, long-acting injectable, transdermal and buccal formulations. We plan to have an additional oral formulation of KarXT in Phase 1 clinical trials in 2021.

Other Research Programs

We continue to build our early stage pipeline. We currently have a novel series of compounds focused on muscarinic receptor targets. In particular, we have synthesized lead compounds for further development as potential therapeutic agents in several CNS disorders, including schizophrenia and DRP. We have completed in vitro screening for several compounds and advanced these lead compounds for further preclinical development. In vivo evaluation of these compounds in rodents is ongoing for these indications, and we expect to initiate IND-enabling studies in 2021. We believe we can optimize these compounds and advance their development through preclinical studies and into clinical development, given our expertise in this space. In February 2020 we announced a drug discovery partnership with Charles River Laboratories to accommodate continued growth in our muscarinic receptor drug discovery efforts. In July 2020 we announced a drug discovery collaboration with Psychogenics, Inc. to discover novel drug candidates for the treatment of neuropsychiatric disorders. We continue to evaluate other opportunities focused on muscarinic and non-muscarinic targets for CNS disorders.

Manufacturing and Supply

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently source all of our nonclinical and clinical compound supply through third-party contract manufacturing/ organizations, or CMOs. We have established a robust supply chain to enable sufficient supply of the raw materials needed to conduct our EMERGENT program, as well as support NDA application. We continue to expand our manufacturing network to ensure redundant supply of critical input materials.

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

Psychosis in patients with schizophrenia

There are currently no FDA-approved drugs for the negative or cognitive symptoms of schizophrenia. The current standards of care for the psychotic symptoms of patients with schizophrenia are antipsychotic treatments that work primarily by inhibiting D2 dopamine and 5HT2-A serotonin receptors as their primary mechanism of action. These drugs include: Abilify, marketed by Bristol-Myers Squibb Company, Zyprexa, marketed by Eli Lilly, Vraylar, marketed by Allergan, Clozaril, marketed by Mylan Products Ltd., Latuda, marketed by Sumitomo Dainippon Pharma Co., Ltd., and Caplyta, marketed by Intra-Cellular Therapies, Inc. Many of these drugs are prescribed for a variety of neuropsychiatric conditions, including bipolar disorder, depression and Tourette syndrome. Additionally, we are aware of several product candidates in clinical development that are designed to modulate dopamine and/or serotonin receptors including product candidates being developed by Alkermes plc, ACADIA Pharmaceuticals Inc., Sunovion Pharmaceuticals, Inc. and Cerevel Therapeutics, LLC.

Dementia-Related Psychosis

There are currently no approved treatments for DRP, including psychosis related to AD. Patients with DRP are commonly treated with antipsychotic medications that are indicated and approved for schizophrenia. Currently, there is one drug, marketed and developed by Acadia Pharmaceuticals, for which the FDA is evaluating an sNDA application for marketing authorization for the treatment of DRP. Available treatments for AD patients are only indicated for enhancing cognition in AD patients, and include acetylcholinesterase inhibitors such as donepezil, galantamine, rivastigmine and memantine. These medications are available generically although specific dosage forms and combinations are proprietary and marketed by large pharmaceutical companies such as, Allergan, Janssen Pharmaceuticals NV, Novartis International AG and Pfizer Inc.

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

Product Candidates

With regard to our KarXT product candidate, we exclusively license from PureTech Health LLC, or PureTech Health, a patent family comprising two issued U.S. patents with claims directed to an oral medicament comprising certain doses of xanomeline and/or the salt thereof and certain doses of trospium chloride, three issued U.S. patents with claims directed to methods for treating central nervous system disorders using an oral medicament comprising certain doses of xanomeline and/or salts thereof and certain doses of trospium chloride, issued patents in Canada, Europe, and Hong Kong, and a total of four patent applications pending, one in each of the U.S., Europe, Japan, and Hong Kong. The patents and the pending patent applications, if issued, are expected to expire in 2030 without taking into account a possible Patent Term Extension, or PTE, or any possible patent term adjustments. We also own one issued U.S. patent and three pending U.S. patent applications, one of which is allowed, and a pending PCT application with claims directed towards an oral pharmaceutical composition, comprising a plurality of xanomeline beads having a core comprising xanomeline or a salt thereof, and a plurality of trospium beads having a core comprising a salt of trospium. The patent and the pending patent applications, if issued, are expected to expire in 2039 without taking into account a possible PTE or any possible patent term adjustments. We also own one pending U.S. non-provisional patent application and one pending PCT application with claims directed to the use of KarXT for treating schizophrenia or a disease related to schizophrenia in a patient in need thereof. The patent applications, if issued, are expected to expire in 2040 without taking into account a possible PTE or any possible patent term adjustments. We also own two pending U.S. provisional patent applications, one pending U.S. patent application, and two PCT applications with claims directed to compounds targeting muscarinic receptors and methods of treatment using such compounds. The patent applications claiming priority to and the benefit of these provisional applications, if issued, are expected to expire in 2040 or 2041 without taking into account a possible PTE or any possible patent term adjustments. Our U.S. and foreign patent applications also disclose other muscarinic activators in combination with other muscarinic inhibitors to treat CNS disorders.

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

In connection with the Patent License Agreement, we have agreed to make milestone payments to PureTech Health of up to an aggregate of $10 million upon the achievement of specified development and regulatory milestones, of which we paid PureTech Health a milestone payment of $2 million in 2020. No other milestone payments have been made under this agreement. In addition, we are obligated to pay PureTech Health low single-digit royalties on the worldwide net sales of any commercialized product covered by the licenses granted under the Patent License Agreement. In the event that we sublicense any of the patent rights granted under the Patent License Agreement, we will be obligated to pay PureTech Health royalties within the range of 15% to 25% on any income we receive from the sublicensee, excluding royalties.

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

In April 2014, the new Clinical Trials Regulation, (EU) No 536/2014 (Clinical Trials Regulation) was adopted. The Clinical Trials Regulation will be directly applicable in all the EU Member States (without national implementation) following confirmation of the full functionality of the Clinical Trials Information System, the centralized EU portal and database for clinical trials foreseen by the new Regulation, through an independent audit. This is currently expected to occur in December 2021. Conduct of all clinical trials performed in the European Union will continue to be bound by currently applicable provisions until the new Clinical Trials Regulation becomes applicable. The extent to which ongoing clinical trials will be governed by the Clinical Trials Regulation will depend on when the Clinical Trials Regulation becomes applicable and on the duration of the individual clinical trial. If a clinical trial continues for more than three years from the day on which the Clinical Trials Regulation becomes applicable the Clinical Trials Regulation will at that time begin to apply to the clinical trial.

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

The United Kingdom has implemented Directive 2001/20/EC into national law through the Medicines for Human Use (Clinical Trials) Regulations, so the United Kingdom’s regulation of clinical trials is currently aligned with EU regulations. Whether the United Kingdom will amend its legislation to align more closely with the new EU Regulation once that comes into effect is as yet unknown.

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

Under the above described procedures, before granting the marketing authorizations, the EMA or the competent authorities of the Member States of the European Economic Area (EEA) make an assessment of the risk-benefit balance of the drug on the basis of scientific criteria concerning its quality, safety, and efficacy.

Now that the United Kingdom has left the EU, Great Britain will no longer be covered by centralized marketing authorizations (under the Northern Irish Protocol, centralized EU authorizations will continue to be recognized in Northern Ireland). All medicinal products with a current centralized authorization were automatically converted to Great Britain’s marketing authorizations on January 1, 2021. For a period of two years from January 1, 2021, the Medicines and Healthcare products Regulatory Agency (MHRA) may rely on a decision taken by the European Commission on the approval of a new marketing authorization in the centralized procedure, in order to more quickly grant a new Great Britain marketing authorization. A separate application will, however, still be required. The MHRA also has the power to have regard to marketing authorizations approved in EEA Member States through Decentralized or Mutual Recognition Procedures with a view to more quickly granting a marketing authorization in the United Kingdom or Great Britain.

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

In addition, further to the United Kingdom's (UK) exit from the EU on January 31, 2020, the GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law (referred to as the 'UK GDPR'). The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. The UK, however, is now regarded as a third country under the EU’s GDPR which means that transfers of personal data from the EEA to the UK will be restricted unless an appropriate safeguard, as recognised by the EU’s GDPR, has been put in place. Although, under the EU-UK Trade Cooperation Agreement it is lawful to transfer personal data between the UK and the EEA for a 6 month period following the end of the transition period, with a view to achieving an adequacy decision from the European Commission during that period. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection (this means that personal data transfers from the UK to the EEA remain free flowing).

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

•

the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid; a person or entity need not have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation. Violations are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs. In addition, the government may assert that a claim that includes items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act. On November 20, 2020, OIG finalized further modifications to the federal Anti-Kickback Statute. Under the final rules, OIG added safe harbor protections under the Anti-Kickback Statute for certain coordinated care and value-based arrangements among clinicians, providers, and others. These rule (with exceptions) became effective January 19, 2021. We continue to evaluate what effect, if any, these rules will have on our business;

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

•

many state laws govern the privacy of personal information in specified circumstances, for example, in California the California Consumer Privacy Act (CCPA), which will go into effect on January 1, 2020, establishes a new privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. While clinical trial data and information governed by HIPAA are currently exempt from the current version of the CCPA, other personal information may be applicable and possible changes to the CCPA may broaden its scope; and

•

some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring manufacturers to report information related to payments to physicians and other healthcare providers, marketing expenditures, and drug pricing information. Certain state and local laws require the registration of pharmaceutical sales representatives. State and foreign laws, including for example the European Union General Data Protection Regulation, also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Facilities

Our headquarters are located at 33 Arch Street, Suite 3110, Boston, Massachusetts, where we occupied approximately 11,225 square feet of leased office space as of December 31, 2020. This lease expires in December 2023.

Additionally, we maintain offices located at 11711 N. Meridian Street, Suite 430, Carmel, Indiana, consisting of 5,050 square feet of leased office space. This lease expires in July 2023.

Employees

As of February 15, 2021, we had 63 full-time employees, including a total of 23 employees with M.D. and/or Ph.D. degrees. Of our workforce, 44 employees are directly engaged in research and development with the rest providing administrative, business and operations support. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider the relationship with our employees to be good.

Human Capital

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity incentive plans are to attract, retain and reward personnel through the granting of equity-based compensation awards in order to increase shareholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

Corporate Information

We were incorporated under the laws of the State of Delaware in July 2009 as Karuna Pharmaceuticals, Inc. In March 2019, the Company changed its name to Karuna Therapeutics, Inc. Our principal corporate office is located at 33 Arch Street, Suite 3110, Boston, Massachusetts. Our website address is www.karunatx.com. The information on our website is not incorporated by reference in this Annual Report on Form 10-K or in any other filings we make with the Securities and Exchange Commission, or SEC.

We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Securities Exchange Act of 1934, as amended, or the Exchange Act. These include our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, and our Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make this information available on or through our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.

The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding us and other issuers that file electronically with the SEC. The SEC’s Internet website address is http://www.sec.gov.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our clinical development and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Since our inception, we have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our financial condition and operating results, including net losses, may fluctuate significantly from quarter to quarter and year to year. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance. Additionally, net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net losses were $68.6 million, $44.0 million and $17.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, we had an accumulated deficit of $144.1 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, KarXT in our initial and potential additional indications as well as for other product candidates.

We anticipate that our expenses will increase substantially if and as we:

•	continue to develop and conduct clinical trials for KarXT for our initial and potential additional indications;
•	initiate and continue research and development, including preclinical, clinical, and discovery efforts for any future product candidates;
•	seek to identify additional product candidates;
•	seek regulatory approvals for KarXT, or any other product candidates that successfully complete clinical development;
•	add operational, financial and management information systems and personnel, including personnel to support our product candidate development and our ongoing operations as a public company;
•	hire and retain additional personnel, such as clinical, quality control, scientific, commercial and administrative personnel;
•	maintain, expand and protect our intellectual property portfolio;
•	establish sales, marketing, distribution, manufacturing, supply chain and other commercial infrastructure in the future to commercialize various products for which we may obtain regulatory approval;

•	add equipment and physical infrastructure to support our research and development; and
•	acquire or in-license other product candidates and technologies.

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

We believe that our existing cash, cash equivalents and available-for-sale investments as of December 31, 2020, will enable us to fund our operating expenses and capital expenditure requirements into 2023. Our estimate may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

As of August 1, 2018, PureTech no longer held 80% of the outstanding shares of the Company.  Therefore, from that date onward, the Company was required to file a separate U.S. federal income tax return. On July 2, 2019, PureTech no longer held 50% of the outstanding shares of the Company. As such, we have filed separate state income tax returns subsequent to this date. At December 31, 2020, on a separate return method, we had federal net operating loss carryforwards totaling $179.8 million of which $9.7 million begin to expire in 2029 and $170.1 million can be carried forward indefinitely. In addition, we had state net operating loss carryforwards totaling $151.7 million which begin to expire in 2030. Lastly, we also had federal and state research and development tax credit carryforwards of $5.0 million and $0.8 million which begin to expire in 2031. Because the Company had historically been a subsidiary of PureTech, $179.4 million and $131.7 million of the federal and state net operating loss carryforwards, respectively, can be used to offset income on our future tax returns. In addition, $4.9 million and $0.8 million of the federal and state tax credit carryforwards, respectively, can be used to offset tax due on our future tax returns. Our net operating loss and tax credit carryforwards could, in whole or in part, expire unused and be unavailable to offset future income tax liabilities.

In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses or tax credits, or NOLs or credits, to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. We have completed a Section 382 study during the year ended December 31, 2020, and while certain tax attributes are subject to annual limitations, none are expected to be restricted in their future utilization if the Company earns sufficient future profits to utilize the tax attributes. If an ownership change does occur in the future, existing NOLs or credits may be subject to such limitations. Our NOLs or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits and as a result it is possible that a limitation on our ability to use our historical NOLs or credits could harm our future operating results by effectively increasing our future tax obligations.

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

Changes in tax law could adversely affect our business and financial condition.

The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. We urge investors to consult with their legal and tax advisers regarding the implications of potential changes in tax laws on an investment in our common stock.

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

Our business substantially depends upon the successful development of KarXT. If we are unable to obtain regulatory approval for, and successfully commercialize, KarXT, our business may be materially harmed.

We currently have no products approved for sale and are investing the majority of our efforts and financial resources in the development of our lead product candidate, KarXT for psychosis in patients with schizophrenia and dementia-related psychosis, or DRP. Successful continued development and ultimate regulatory approval of KarXT for our initial and potential additional indications is critical to the future success of our business. We will need to raise sufficient funds for, and successfully enroll and complete, our clinical development programs of KarXT for psychosis in patients with schizophrenia and DRP, and possibly other diseases. The future regulatory and commercial success of KarXT is subject to a number of risks, including the following:

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
•

the data collected from clinical trials of our product candidates may not be sufficient to support the submission of an NDA to the FDA or other submission or to obtain regulatory approval in the United States, the European Union or elsewhere;

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

•

we may have to amend a clinical trial protocol submitted to regulatory authorities or conduct additional studies to reflect changes in regulatory requirements or guidance, which we may be required to resubmit to an IRB and regulatory authorities for re-examination;

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

Negative or inconclusive results from our planned Phase 3 EMERGENT clinical trials of KarXT for the treatment of psychosis in patients with schizophrenia, or any other clinical trial or preclinical studies in animals that we conduct, could mandate repeated or additional clinical trials and could result in changes to or delays in clinical trials KarXT in other indications. We do not know whether any clinical trials that we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market KarXT for our initial or potential additional indications, or any other product candidate. If later stage clinical trials do not produce favorable results, our ability to obtain regulatory approval for KarXT for initial or potential additional indications, or any other product candidate, may be adversely impacted.

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

Patient enrollment is affected by many factors, including:

•	the patient eligibility criteria defined in the protocol;
•	the size of the patient population required for analysis of the trial’s primary endpoints;
•	the proximity of patients to trial sites;
•	the impact of the COVID-19 coronavirus pandemic;
•	the design of the trial;
•	our ability to recruit clinical trial investigators with the appropriate competencies and experience;
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

Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays or might require us to abandon one or more clinical trials altogether. Delays in patient enrollment may result in increased costs, affect the timing or outcome of the planned clinical trials, product candidate development and approval process and jeopardize our ability to seek and obtain the regulatory approval required to commence product sales and generate revenue, which could prevent completion of these trials, adversely affect our ability to advance the development of our product candidates, cause the value of our company to decline and limit our ability to obtain additional financing if needed. In 2019, we initiated a Phase 1b clinical trial evaluating the safety and tolerability of KarXT in healthy elderly volunteers in order to select the most appropriate dose for future KarXT trials to assess efficacy and safety in a DRP patient population. Topline results from this trial were expected by the end of 2020. However, as a result of COVID-19’s impact on enrollment, we now anticipate that topline results from this trial will be announced in the second quarter of 2021. While COVID-19 has not affected the anticipated timing of our other planned clinical trials, including the initiation of the Phase 3 EMERGENT program in 2020, we continue to monitor the impact of COVID-19 across all clinical trials, particularly in the elderly population.

Changes in methods of product candidate manufacturing or formulation may result in additional costs or delay.

As product candidates proceed through preclinical studies to late-stage clinical trials towards potential approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize processes and results. For example, we are exploring other formulations and modes of administration for KarXT. Similarly, in our EMERGENT-1 trial, we used a co-formulation of KarXT, whereas previous clinical data were based on either xanomeline alone or xanomeline co-administered with trospium. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the materials manufactured using altered processes. Such changes may also require additional testing, FDA notification or FDA approval. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commence sales and generate revenue.

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following regulatory approval, if obtained.

Undesirable side effects caused by KarXT, or any future product candidate, could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. In clinical trials of KarXT to date, cholinergic adverse events were generally mild or moderate in severity. However, there can be no guarantee that we would observe a similar tolerability profile of KarXT in our planned Phase 3 clinical trials or in other future clinical trials. Many compounds that initially showed promise in clinical or earlier stage testing are later found to cause undesirable or unexpected side effects that prevented further development of the compound.

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

Although the development and commercialization of KarXT for the treatment of psychosis in patients with schizophrenia and DRP is our primary focus, as part of our longer-term growth strategy, we plan to evaluate KarXT in other indications and develop other product candidates. We intend to evaluate internal opportunities from KarXT or other potential product candidates, and also may choose to in-license or acquire other product candidates as well as commercial products to treat patients suffering from other disorders with significant unmet medical needs and limited treatment options. These other potential product candidates will require additional, time-consuming development efforts prior to commercial sale, including preclinical studies, clinical trials and approval by the FDA and/or applicable foreign regulatory authorities. All product candidates are prone to the risks of failure that are inherent in pharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, we cannot assure you that any such products that are approved will be manufactured or produced economically, successfully commercialized or widely accepted in the marketplace or be more effective than other commercially available alternatives.

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

The market for KarXT for schizophrenia and DRP and any other product candidates we may develop may be smaller than we expect.

Our estimates of the potential market opportunity for KarXT for the treatment of psychosis in patients with schizophrenia and DRP as well as any other product candidates include several key assumptions based on our industry knowledge, industry publications and third-party research reports. There can be no assurance that any of these assumptions are, or will remain, accurate. If the actual market for KarXT for these or other indications, or for any other product candidate we may develop, is smaller than we expect, our revenues, if any, may be limited and it may be more difficult for us to achieve or maintain profitability.

Competitive products may reduce or eliminate the commercial opportunity for KarXT for our current or future indications. If our competitors develop technologies or product candidates more rapidly than we do, or their technologies are more effective or safer than ours, our ability to develop and successfully commercialize KarXT may be adversely affected.

The clinical and commercial landscape for the treatment of psychosis in patients with schizophrenia and DRP is highly competitive and subject to rapid and significant technological change. We face competition with respect to our indications for KarXT and will face competition with respect to any other drug candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell drugs or are pursuing the development of drug candidates for the treatment of the indications that we are pursuing. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

Although there are no FDA-approved drugs for the negative and cognitive symptoms of schizophrenia, many large pharmaceutical companies market FDA-approved drugs for the treatment of the psychotic symptoms of schizophrenia. These drugs include: Abilify, marketed by Bristol-Myers Squibb Company, Zyprexa, marketed by Eli Lilly, Vraylar, marketed by Allergan, Clozaril, marketed by Mylan Products Ltd., and Latuda, marketed by Sumitomo Dainippon Pharma Co., Ltd. Similarly, while there are currently no FDA-approved treatments for DRP, patients with Alzheimer’s Disease, or AD, are prescribed drugs for enhancing their cognition, and include acetylcholinesterase inhibitors such as donepezil, galantamine, rivastigmine and memantine. These medications are available generically although specific dosage forms and combinations are proprietary and marketed by large pharmaceutical companies such as Allergan, Janssen Pharmaceuticals NV, Novartis International AG and Pfizer Inc. Furthermore, patients with DRP may be prescribed antipsychotic medications that are indicated and approved for schizophrenia.

We believe that a significant number of product candidates are currently under development for the same indications we are currently pursuing, and may become commercially available in the future, for the treatment of conditions for which we may try to develop product candidates.

Our competitors may have significantly increased financial resources, a more established presence in the market and greater expertise in research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and reimbursement and marketing approved products than we do. Accordingly, our competitors may be more successful than we may be in obtaining regulatory approval for therapies and achieving widespread market acceptance. Our competitors’ products may be more effective, or more effectively marketed and sold, than any product candidate we may commercialize and may render our therapies obsolete or non-competitive before we can recover development and commercialization expenses. If KarXT is approved for the indications we are currently pursuing, it could compete with a range of therapeutic treatments that are in development. In addition, our competitors may succeed in developing, acquiring or licensing technologies and drug products that are more effective or less costly than KarXT or any other product candidates that we may develop, which could render our product candidates obsolete and noncompetitive.

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

In addition, our competitors may obtain patent protection, regulatory exclusivities or FDA approval and commercialize products more rapidly than we do, which may impact future approvals or sales of any of our product candidates that receive regulatory approval. If the FDA approves the commercial sale of KarXT or any other product candidate, we will also be competing with respect to marketing capabilities and manufacturing efficiency. We expect competition among products will be based on product efficacy and safety, the timing and scope of regulatory approvals, availability of supply, marketing and sales capabilities, product price, reimbursement coverage by government and private third-party payors, regulatory exclusivities and patent position. Our profitability and financial position will suffer if our product candidates receive regulatory approval but cannot compete effectively in the marketplace.

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

We currently have two issued US patents directed to an oral medicament comprising certain doses of xanomeline and/or the salt thereof in combination with certain doses of trospium chloride, three issued US patents directed to methods for treating central nervous system disorders using combinations of certain oral doses of xanomeline and/or the salt thereof and certain oral doses of trospium chloride, as well as one issued US patent and one allowed US patent application directed to an oral pharmaceutical composition, comprising a plurality of xanomeline beads having a core comprising xanomeline or a salt thereof, and a plurality of trospium beads having a core comprising a salt of trospium. We also have one issued patent in Canada and one in Europe, with other patent applications pending in the US, Europe, Hong Kong, and Japan or awaiting nationalization from the PCT international stage. These patents would not prevent a third-party from creating, making, and marketing alternative combination therapies that fall outside the patent claim scope. There can be no assurance that any alternative combination therapies with xanomeline, or xanomeline as a single therapeutic, will not be therapeutically equivalent or commercially feasible. If an alternative combination with xanomeline, or xanomeline as a single therapeutic, is developed and approved for use in indications that we may seek approval for, the marketability and commercial success of KarXT, if approved, could be materially harmed.

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

The healthcare industry is acutely focused on cost containment, both in the United States and elsewhere. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for certain medications, which could affect our ability or that of any future collaborators to sell our product candidates profitably. For example, the Trump administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out-of-pocket costs of drug products paid by consumers. HHS has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for prior authorization, Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019.

In addition, there have been several changes to the 340B drug pricing program, which imposes ceilings on prices that drug manufacturers can charge for medications sold to certain health care facilities. Some of these changes are undergoing legal challenges, and their status is currently in question.  It is unclear how these developments could affect covered hospitals who might purchase our future products and affect the rates we may charge such facilities for our approved products in the future, if any. Although a number of these, and other proposed measures will require authorization through additional legislation to become effective, Congress has indicated that it may continue to seek new legislative and/or administrative measures to control drug costs.

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

In addition to the above, on November 20, 2020, the Office of Inspector General, or OIG, finalized further modifications to the federal Anti-Kickback Statute. Under the final rules, OIG added safe harbor protections under the Anti-Kickback Statute for certain coordinated care and value-based arrangements among clinicians, providers, and others. The final rule (with some exceptions) became effective January 19, 2021. We continue to evaluate what effect, if any, these rules will have on our business.

Efforts to ensure that our business arrangements with third parties, and our business generally, will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, disgorgement, exclusion from government funded healthcare programs, such as Medicare and Medicaid, integrity and oversight agreements to resolve allegations of non-compliance, contractual damages, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. Defending against any such actions can be costly and time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to significant criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

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

On January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On October 13, 2017, President Trump signed an Executive Order terminating the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. On June 14, 2018, the U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. This was appealed to the U.S. Supreme Court, which heard arguments on December 10, 2019. The United States Supreme Court is expected to rule on the legal challenge to the constitutionality of the ACA in early 2021. We cannot predict how the U.S. Supreme Court will rule. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known. In December 2018, CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of the federal district court litigation regarding the method CMS uses to determine this risk adjustment. On January 31, 2020, CMS issued the proposed annual Notice of Benefit and Payment Parameters Rule for 2021, which, in part, sets the parameters for the risk adjustment program. In addition, CMS published a final rule that would give states greater flexibility, starting in 2020, in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.

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

There has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal years 2019 and 2020 contain further drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. The Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. However, it is unclear whether the Biden administration will challenge, reverse, revoke or otherwise modify these executive and administrative actions.

Additionally, the Trump administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. HHS has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs, effective January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. For example, on September 25, 2019, the Senate Finance Committee introduced the Prescription Drug Pricing Reduction Act of 2019, a bill intended to reduce Medicare and Medicaid prescription drug prices. The proposed legislation would restructure the Part D benefit, modify payment methodologies for certain drugs, and impose an inflation cap on drug price increases. An even more restrictive bill, the Lower Drug Costs Now Act of 2019, was introduced in the House of Representatives on September 19, 2019, passed the House on December 12, 2019, and was received in the Senate four days later. This bill, if passed, would require the HHS to directly negotiate drug prices with manufacturers. It is unclear whether either of these bills will be signed into law, and if either is enacted, what effect it would have on our business.

Further, on July 24, 2020 and September 13, 2020, President Trump signed a series of Executive Orders aimed at lowering drug prices and at implementing several of the administration's proposals. In response, the FDA released a final rule on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model  under which  Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita.  The MFN Model regulations mandate participation by identified Part B providers and will apply in all U.S. states and territories for a seven-year period beginning January 1, 2021 and ending December 31, 2027. The Interim Final Rule has not been finalized and is subject to revision and challenge. Additionally, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Although a number of these, and other proposed measures will require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, Congress has indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.

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

We must dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we plan to operate outside the United States, including those countries outside the United States in which we plan to conduct clinical trials as part of our EMERGENT program. The Foreign Corrupt Practices Act, or FCPA, prohibits any U.S. individual or business from paying, offering, authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring us to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

Compliance with the FCPA is expensive and difficult, particularly in countries in which corruption is a recognized problem. In addition, the FCPA presents particular challenges in the pharmaceutical industry because, in many countries, hospitals are operated by the government, and doctors and other hospital employees are considered foreign officials. Certain payments to hospitals in connection with clinical trials and other work have been deemed to be improper payments to government officials and have led to FCPA enforcement actions.

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
•

collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus or available funding or external factors, such as an acquisition, that divert resources or create competing priorities;

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

We currently engage third-party manufacturers to provide the APIs of KarXT and for the final drug product formulation of KarXT that is being used in our clinical trials. Although we believe that there are several potential alternative manufacturers who could manufacture KarXT, we may incur added costs and delays in identifying and qualifying any such replacement. In addition, we typically order raw materials and services on a purchase order basis and do not enter into long-term dedicated capacity or minimum supply arrangements with any commercial manufacturer. There is no assurance that we will be able to timely secure needed supply arrangements on satisfactory terms, or at all. Our failure to secure these arrangements as needed could have a material adverse effect on our ability to complete the development of our product candidates or to commercialize them, if approved. We may be unable to conclude agreements for commercial supply with third-party manufacturers, or may be unable to do so on acceptable terms. There may be difficulties in scaling up to commercial quantities and formulation of KarXT, and the costs of manufacturing could be prohibitive.

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

•	limitations on supply availability resulting from capacity and scheduling constraints of third-parties or the impacts of the COVID-19 pandemic;
•	the possible breach of manufacturing agreements by third-parties because of factors beyond our control;
•	the possible termination or non-renewal of the manufacturing agreements by the third-party, at a time that is costly or inconvenient to us; and
•	the possible misappropriation of our proprietary information, including our trade secrets and know-how.

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

Our third-party manufacturers may be subject to damage or interruption from, among other things, fire, natural or man-made disaster, the COVID-19 pandemic, power loss, telecommunications failure, unauthorized entry, computer viruses, denial-of-service attacks, acts of terrorism, human error, vandalism or sabotage, financial insolvency, bankruptcy and similar events.

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

Moreover, our ability to protect and enforce our intellectual property rights may be adversely affected by unforeseen changes in foreign intellectual property laws. Additionally, laws of some countries outside of the United States and Europe do not afford intellectual property protection to the same extent as the laws of the United States and Europe. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of some countries, do not favor the enforcement of patents and other intellectual property rights. This could make it difficult for us to stop the infringement of our patents or the misappropriation of our other intellectual property rights. For example, many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. Consequently, we may not be able to prevent third parties from practicing our inventions in certain countries outside the United States and Europe or from selling or importing products made from our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop and market their own products and, further, may export otherwise infringing products to territories where we have patent protection, if our ability to enforce our patents to stop infringing activities is inadequate. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

As of February 15, 2021, we had 63 full-time employees. Our focus on the development of KarXT requires us to optimize cash utilization and to manage and operate our business in a highly efficient manner. We cannot assure you that we will be able to hire and/or retain adequate staffing levels to develop KarXT or run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish.

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

We expect to expand our organization and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of regulatory affairs and sales, marketing and distribution, as well as to support our public company operations. To manage these growth activities, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Our management may need to devote a significant amount of its attention to managing these growth activities. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations, retain key employees, or identify, recruit and train additional qualified personnel. Our inability to manage the expansion of our operations effectively may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could also require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If we are unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate revenues could be reduced and we may not be able to implement our business strategy, including the successful commercialization of our product candidates.

Risks Related to Our Common Stock

An active trading market for our common stock may not be sustainable, investors may not be able to resell their shares at or above the purchase price and our ability to raise capital in the future may be impaired.

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

As of January 1, 2021, we are no longer an “emerging growth company” or a “smaller reporting company,” and the reduced disclosure requirements applicable to emerging growth and smaller reporting companies no longer apply to us.

As of June 30, 2020, the market value of our common stock that was held by non-affiliates exceeded $700 million and, as a result, as of January 1, 2021 we no longer qualified as an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or a “smaller reporting company.” As a large accelerated filer, we are subject to certain disclosure requirements that are applicable to other public companies that were not applicable to us as an emerging growth company. These requirements include:

•	compliance with the auditor attestation requirements in the assessment of our internal control over financial reporting imposed by Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404;
•

compliance with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements; and

•	full disclosure obligations regarding executive compensation.

In addition, we are no longer able to take advantage of transition periods for complying with new or revised accounting standards that are available to emerging growth companies.

We have incurred and will continue to incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, particularly now that we are no longer an “emerging growth company,” we have incurred, and will continue to incur, significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote and will need to continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will have increased and will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

Pursuant to Section 404, we are required to furnish a report by our management on our internal control over financial reporting. Because we are no longer an emerging growth company, we are required to include with this annual report an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we have been and will continue to be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting.

Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404 or that we will not be able to comply with the requirements of Section 404 in a timely manner. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements. If this were to occur, we could also be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources. Irrespective of compliance with Section 404, any failure of our internal control over financial reporting could have a material adverse effect on our stated operating results and harm our reputation. If we are unable to implement these requirements effectively or efficiently, it could harm our operations, financial reporting, or financial results and could result in an adverse opinion on our internal control over financial reporting from our independent registered public accounting firm.

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

Based upon 27,018,734 shares outstanding as of February 15, 2021, our executive officers and directors, combined with our stockholders who own more than 5% of our outstanding common stock and their affiliates, in the aggregate, beneficially own shares representing approximately 55.8% of our common stock. If our stockholders who own more than 5% of our outstanding common stock were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they chose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

We are required to disclose changes made in our internal controls and procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. Additionally, no that we are no longer an “emerging growth company” under the JOBS Act, our independent registered public accounting firm is required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404. An independent assessment of the effectiveness of our internal controls over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation.

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

General Risks

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

In addition, the COVID-19 outbreak has delayed our ongoing Phase 1b clinical trial evaluating the safety and tolerability of KarXT in healthy elderly volunteers. Topline results from this trial were expected by the end of 2020, but as a result of COVID-19’s impact on enrollment, we now anticipate that topline results from this trial will be announced in the second quarter of 2021. While COVID-19 has not affected the anticipated timing of our other planned clinical trials, including the initiation of the Phase 3 EMERGENT program in 2020, we continue to monitor the impact of COVID-19 across all clinical trials, particularly in the elderly population.

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

Two vaccines for COVID-19 were granted Emergency Use Authorization by the FDA in late 2020, and more are likely to be authorized in the coming months. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials.

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved, or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for biologics or modifications to approved biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

In response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities while local, national and international conditions warrant. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials which the FDA continues to update. Additionally, as of June 23, 2020, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals; however, FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the COVID-19 pandemic and travel restrictions FDA is unable to complete such required inspections during the review period. In 2020, several companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If the FDA becomes unable to continue its current level of performance, we could experience delays and setbacks for our product candidates and for any approvals we may seek which could adversely affect our business.

Cyber-attacks or other failures in our telecommunications or information technology systems, or those of our collaborators, contract research organizations, third-party logistics providers, distributors or other contractors or consultants, could result in information theft, data corruption and significant disruption of our business operations.

We, our collaborators, our CROs, third-party logistics providers, distributors and other contractors and consultants utilize information technology, or IT, systems and networks to process, transmit and store electronic information in connection with our business activities. As use of digital technologies has increased, cyber incidents, including third parties gaining access to employee accounts using stolen or inferred credentials, computer malware, viruses, spamming, phishing attacks or other means, and deliberate attacks and attempts to gain unauthorized access to computer systems and networks, have increased in frequency and sophistication. These threats pose a risk to the security of our, our collaborators’, our CROs’, third-party logistics providers’, distributors’ and other contractors’ and consultants’ systems and networks, and the confidentiality, availability and integrity of our data. There can be no assurance that we will be successful in preventing cyber-attacks or successfully mitigating their effects. Similarly, there can be no assurance that our collaborators, CROs, third-party logistics providers, distributors and other contractors and consultants will be successful in protecting our clinical and other data that is stored on their systems. Any cyber-attack, data breach or destruction or loss of data could result in a violation of applicable U.S. and international privacy, data protection and other laws, and subject us to litigation and governmental investigations and proceedings by federal, state and local regulatory entities in the United States and by international regulatory entities, resulting in exposure to material civil and/or criminal liability. Further, our general liability insurance and corporate risk program may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for all liability that may be imposed, and could have a material adverse effect on our business and prospects. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials for any of our product candidates could result in delays in our development and regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, we may suffer reputational harm or face litigation or adverse regulatory action as a result of cyber-attacks or other data security breaches and may incur significant additional expense to implement further data protection measures.

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

Our headquarters are located at 33 Arch Street, Suite 3110, Boston, Massachusetts, where we occupied approximately 11,225 square feet of leased office space as of December 31, 2020. This lease expires in December 2023.

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

Certain Information Regarding the Trading of Our Common Stock

Our common stock trades under the symbol “KRTX” on the Nasdaq Global Select Market and has been publicly traded since June 28, 2019. Prior to this time, there was no public market for our common stock.

Holders of Our Common Stock

As of February 15, 2021, there were approximately 7 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

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

Issuer Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes included at the end of this Annual Report on Form 10-K. This discussion and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical-stage biopharmaceutical company driven to create and deliver transformative medicines for people living with psychiatric and neurological conditions. Our pipeline is built on the broad therapeutic potential of our lead product candidate, KarXT, an oral modulator of muscarinic receptors that are located both in the central nervous system, or CNS, and various peripheral tissues. KarXT is our proprietary product candidate that combines xanomeline, a novel muscarinic agonist, with trospium, an approved muscarinic antagonist, to preferentially stimulate muscarinic receptors in the CNS.

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

On July 2, 2020, we filed an automatically effective registration statement on Form S-3, or the Registration Statement, with the SEC which registers the offering, issuance and sale of an unspecified amount of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into an equity distribution agreement with Goldman Sachs & Co. LLC, as sales agent, to provide for the issuance and sale by the Company of up to $150.0 million of common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus filed with the Registration Statement, or the ATM Program. As of December 31, 2020, no sales had been made pursuant to the ATM Program.

We have never generated revenue and have incurred significant net losses since inception. Our net losses were $68.6 million, $44.0 million and $17.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, we had an accumulated deficit of $144.1 million. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our operating expenses and capital expenditures will increase substantially, particularly as we:

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

As of December 31, 2020, we had cash, cash equivalents and available-for-sale investments of $322.3 million. We believe that our existing cash, cash equivalents and available-for-sale investments will be sufficient to meet our anticipated operating and capital expenditure requirements into 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”

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

We do not track certain research and development expenses on an indication-by-indication basis as they primarily relate to personnel or other consulting and service costs, which are deployed across multiple projects under development. These costs are included in unallocated research and development expenses in the table below. Other research and development costs, such as fees paid to consultants, central laboratories, contractors, CMOs and CROs in connection with our clinical development activities, are tracked on an indication-by-indication basis. Formulation and CMC costs as well as preclinical expenses consist of costs associated with activities to support our current and future clinical programs, but are not allocated on an indication-by-indication basis due to the overlap of the potential benefit of those efforts across multiple indications that utilize KarXT and future product and development candidates. The following table summarizes our research and development expenses:

	Year Ended December 31,
	2020	2019	2018
Schizophrenia clinical trials	$11,803	$13,455	$8,160
Pain clinical trials	1,297	619	—
DRP clinical trials	1,465	381	—
Formulation and CMC	8,987	1,871	1,130
Preclinical	898	1,908	540
Discovery	5,555	1,123	—
Unallocated expenses	13,403	5,179	1,706
Total research and development expense	$43,408	$24,536	$11,536

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

•	assess the potential impact of the COVID-19 pandemic on the ability to execute research and development activities;
•	add equipment and physical infrastructure to support our research and development; and
•	acquire or in-license other product candidates and technologies.

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

General and Administrative Expenses

General and administrative expenses consist primarily of employee-related costs for personnel in executive, finance, commercial, and administrative functions, costs related to maintenance and filing of intellectual property, facility-related costs, insurance costs, and other expenses for outside professional services, including legal, human resources, data management, audit and accounting services, and costs incurred as we prepare for commercialization. Personnel costs consist of salaries, benefits, travel expense and stock-based compensation expense.

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research activities and development of our product candidates, and as we commercialize. We will also incur increased accounting, audit, legal, regulatory, compliance and director and officer insurance costs as well as investor and public relations expenses associated with operating as a public company.

Other Income (Expense), Net

Interest Income. Interest income consists of interest income from our cash equivalents and available-for-sale investments.

Interest Income (Expense), Net.  Interest income (expense), net, consists of interest accrued, net of any interest forgiven, on the principal balance of convertible notes that were issued and outstanding during 2019 and 2018. In August 2018, March 2019 and April 2019, all outstanding convertible notes were converted into redeemable convertible preferred stock. A portion of the accrued interest was forgiven with respect to certain of the convertible notes upon their conversion into redeemable convertible preferred stock, and the forgiven interest was recorded as a reduction to interest expense in the years ended December 31, 2019 and 2018.

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

Results of Operations

Comparison of the Years Ended December 31, 2020 and 2019

	Year Ended December 31,
	2020	2019	Change
		(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	43,408	24,536	18,872
General and administrative	28,408	20,869	7,539
Total operating expenses	71,816	45,405	26,411
Loss from operations	(71,816)	(45,405)	(26,411)
Total other income, net	3,305	1,448	1,857
Income tax provision	(43)	—	(43)
Net loss attributable to common stockholders	$(68,554)	$(43,957)	$(24,597)

Research and Development Expenses

	Year Ended December 31,
	2020	2019	Change
		(in thousands)
Direct research and development expenses:
Schizophrenia clinical trials	$11,803	$13,455	$(1,652)
Pain clinical trials	1,297	619	678
Dementia-related psychosis clinical trials	1,465	381	1,084
Formulation and CMC	8,987	1,871	7,116
Preclinical	898	1,908	(1,010)
Discovery	5,555	1,123	4,432
Unallocated expenses:
Personnel related (including stock-based compensation)	11,134	3,495	7,639
Consultant fees and other expenses	2,269	1,684	585
Total research and development expense	$43,408	$24,536	$18,872

Expenses related to our schizophrenia clinical trials decreased by $1.7 million due to the conclusion of EMERGENT-1, which was partially offset by expenses related to startup activities for our planned EMERGENT Phase 3 clinical trials, including the initiation of EMERGENT-2 in December 2020. The decrease was further offset by a one-time $2 million milestone payment made to PureTech Health which was expensed in December 2020, upon initiation of our EMERGENT-2 trial in accordance with the PureTech License Agreement (see Note 11 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K). The increase of $0.7 million and $1.1 million in expenses related to pain and DRP clinical trials, respectively, consist of enrollment and dosing activities for our Phase 1b trials incurred in 2020. Formulation and CMC expenses increased by $7.1 million due to an increase in manufacturing activities to obtain sufficient supply to support clinical trial activities, including our planned EMERGENT Phase 3 clinical trials. Preclinical expenses decreased by $1.0 million due to the conclusion of several toxicology studies in 2019. The increase of $4.4 million in expenses related to our discovery program was due to an increase in ongoing discovery efforts, including our ongoing collaborations with Charles River Labs and Psychogenics, Inc. The increase of $7.6 million in personnel-related costs was primarily a result of an increase in headcount. The increase of $0.6 million in consultant fees and other expenses consists of an increase in other consulting costs not specifically allocated to clinical, preclinical, formulation and CMC activities.

General and Administrative Expenses

	Year Ended December 31,
	2020	2019	Change
		(in thousands)
Personnel-related (including stock-based compensation)	$16,701	$15,750	$951
Professional and consultant fees	5,162	2,130	3,032
Other	6,545	2,989	3,556
Total general and administrative expense	$28,408	$20,869	$7,539

The increase of $1.0 million in personnel-related costs was primarily a result of an increase in headcount, partially offset by the unrepeated acceleration of stock option awards which fully vested prior to the end of 2019 as a result of our Series B preferred stock financing and IPO. The increase of $3.0 million in professional and consultant fees was primarily due to an increase in recruiting fees, accounting fees, legal costs, and consulting fees related to our ongoing business activities. The increase of $3.6 million in other costs was primarily due to insurance costs, the expansion of our facility in Boston, Massachusetts, and the entry into a new office lease in Carmel, Indiana.

Other Income, Net

	Year Ended December 31,
	2020	2019	Change
		(in thousands)
Interest income	$3,305	$2,517	$788
Interest income, net	—	11	(11)
Accretion of debt discount	—	(945)	945
Change in fair value of derivative	—	(135)	135
Total other income, net	$3,305	$1,448	$1,857

The increase in interest income is attributable to interest earned on our cash equivalents and available-for-sale investments, the balance of which increased significantly subsequent to our IPO in July 2019 and our follow-on offering in November 2019. This increase in interest income was partially offset by lower interest rates throughout 2020.

There was no interest income, net, accretion of debt discount, or change in fair value of derivative recorded during 2020 because there were no convertible notes outstanding during the period.

Interest income, net, for the year ended December 31, 2019 represents the excess of interest forgiven over interest accrued on the 2018 Convertible Note when all outstanding principal under the 2018 Convertible Note was converted into shares of Series B convertible preferred stock in March and April 2019.

Accretion of debt discount for the year ended December 31, 2019 represents the full accretion of debt discount when all outstanding principal under the 2018 Convertible Note was converted into shares of Series B convertible preferred stock in March and April 2019.

The change in fair value of derivative for the year ended December 31, 2019 reflects the mark-to-market of the convertible note derivative liabilities prior to the conversion of the outstanding principal under the 2018 Convertible Note in March and April 2019 into shares of our Series B convertible preferred stock.

Comparison of the Years Ended December 31, 2019 and 2018

	Year Ended December 31,
	2019	2018	Change
		(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	24,536	11,536	13,000
General and administrative	20,869	2,974	17,895
Total operating expenses	45,405	14,510	30,895
Loss from operations	(45,405)	(14,510)	(30,895)
Total other income (expense), net	1,448	(3,002)	4,450
Net loss attributable to common stockholders	$(43,957)	$(17,512)	$(26,445)

Research and Development Expenses

	Year Ended December 31,
	2019	2018	Change
		(in thousands)
Direct research and development expenses:
Schizophrenia clinical trials	$13,455	$8,160	$5,295
Pain clinical trials	619	—	619
Dementia-related psychosis clinical trials	381	—	381
Formulation and CMC	1,871	1,130	741
Preclinical	1,908	540	1,368
Discovery	1,123	—	1,123
Unallocated expenses:
Personnel related (including stock-based compensation)	3,495	947	2,548
Consultant fees and other expenses	1,684	759	925
Total research and development expense	$24,536	$11,536	$13,000

Expenses related to our schizophrenia clinical trials increased by $5.3 million due to the progress of EMERGENT-1, for which topline data was announced in November 2019. The increase of $0.6 million and $0.4 million in expenses related to pain and DRP clinical trials, respectively, consist of study preparation and startup costs for Phase 1b clinical trials incurred in the year ended December 31, 2019. Formulation and CMC expenses increased by $0.7 million due to an increase in formulation development activities. Preclinical expenses increased by $1.4 million due to the initiation and execution of toxicology studies. The increase of $1.1 million related to our discovery program was due to the startup of various discovery efforts and related consulting costs. The increase of $2.5 million in personnel-related costs was primarily a result of an increase in headcount. The increase of $0.9 million in consultant fees and other expenses was due to an increase in other consulting costs not specifically allocated to preclinical, clinical, formulation and CMC activities.

General and Administrative Expenses

	Year Ended December 31,
	2019	2018	Change
		(in thousands)
Personnel-related (including stock-based compensation)	$15,750	$1,564	$14,186
Professional and consultant fees	2,130	999	1,131
Other	2,989	411	2,578
Total general and administrative expense	$20,869	$2,974	$17,895

The increase of $14.2 million in personnel-related costs was primarily due to an increase in stock-based compensation of $11.2 million, which was primarily due to the acceleration of stock option awards which fully vested prior to the end of 2019 as a result of our Series B preferred stock financing and our IPO. The increase of $1.1 million in professional and consultant fees was primarily due to an increase in audit fees, legal costs, public relations consulting fees, and recruiting costs related to our preparations to be, and our ongoing business activities as, a public company. The increase of $2.6 million in other costs was primarily due to insurance costs and our facility lease in Boston, Massachusetts.

Other Income (Expense), Net

	Year Ended December 31,
	2019	2018	Change
		(in thousands)
Interest income	$2,517	$25	$2,492
Interest income (expense), net	11	(407)	418
Accretion of debt discount	(945)	(2,176)	1,231
Change in fair value of derivative	(135)	(444)	309
Total other income (expense), net	$1,448	$(3,002)	$4,450

Interest income is attributable to interest earned on our cash equivalents and short-term investments, which were purchased beginning in November 2018.

Interest income (expense), net, for the year ended December 31, 2019 represents the excess of interest forgiven over interest accrued on the 2018 Convertible Note when all outstanding principal under the 2018 Convertible Note was converted into shares of Series B convertible preferred stock in March and April 2019. Interest income (expense), net, for the year ended December 31, 2018 represents the excess of interest accrued on the 2018 Convertible Note and the Convertible Notes over interest forgiven on such notes when all outstanding principal under such notes was converted into shares of Series A convertible preferred stock in August 2018.

Accretion of debt discount for the year ended December 31, 2019 represents the full accretion of debt discount when all outstanding principal under the 2018 Convertible Note was converted into shares of Series B convertible preferred stock in March and April 2019. The accretion of debt discount for the year ended December 31, 2018 represents the full accretion of debt discount when all outstanding principal under the 2018 Convertible Note and the Convertible Notes was converted into shares of Series A convertible preferred stock in August 2018, as well as the accretion of debt discount for debt issuances under the 2018 Convertible Note that were issued after such conversion.

The change in fair value of derivative for the year ended December 31, 2019 reflects the mark-to-market of the convertible note derivative liabilities prior to the conversion of the outstanding principal under the 2018 Convertible Note in March and April 2019 into shares of our Series B convertible preferred stock. The change in fair value of derivative for the year ended December 31, 2018 reflects the mark-to-market of the convertible note derivative liabilities prior to the conversion of the outstanding principal under the 2018 Convertible Note and the Convertible Notes in August 2018 into shares of our Series A convertible preferred stock, as well as the mark-to-market of the convertible note derivative liabilities recognized for debt issuances under the 2018 Convertible Note which were issued after such conversion.

Income Taxes

We have not recorded any income tax benefits for the net losses we incurred or for the research and development tax credits we generated during the years ended December 31, 2020, 2019 and 2018 as we believed, based upon the weight of available evidence, that it was more likely than not that all of the net operating loss carryforwards and tax credits will not be realized. At December 31, 2020, we had federal net operating loss carryforwards totaling $179.8 million, of which $9.7 million begin to expire in 2029 and $170.1 million can be carried forward indefinitely. At December 31, 2020, we had state net operating loss carryforwards totaling $151.7 million which begin to expire in 2030. The federal and state operating loss carryforwards may be available to offset future income tax liabilities. As of December 31, 2020, we also had federal and state research and development tax credit carryforwards of $5.0 million and $0.8 million, respectively, which begin to expire in 2031. Through December 31, 2020, we had recorded a full valuation allowance against our net deferred tax assets at each balance sheet date.

We filed federal and state taxes as part of a controlled group with PureTech Health LLC, or PureTech Health, a related party, until the closing of our Series A financing in August 2018. Following the financing, we no longer met the requirements to be included in the controlled group filing, as PureTech Health no longer held 80% of our outstanding voting securities. Therefore, from that date onward, we were required to file a separate U.S. federal income tax return. On July 2, 2019, PureTech no longer held 50% of the outstanding shares of the Company. As such, we have filed separate state income tax returns subsequent to this date.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. To date, we have funded our operations primarily with proceeds from the sale of redeemable convertible preferred stock, issuance of convertible notes, and sales of our common stock. Through December 31, 2020, our operations have been financed by gross proceeds of $25.7 million from the issuance of convertible notes, $91.0 million from the sale of shares of our redeemable convertible preferred stock, $93.0 million from the sale of our common stock in our initial public offering, and $234.2 million from the sale of our common stock in a follow-on public offering. As of December 31, 2020, we had $322.3 million in cash, cash equivalents and available-for-sale investments, and an accumulated deficit of $144.1 million.

On July 2, 2020, we filed the Registration Statement with the SEC and simultaneously entered into an equity distribution agreement with Goldman Sachs & Co. LLC, as sales agent, for the ATM Program. As of December 31, 2020, no sales had been made pursuant to the ATM Program.

Our primary use of cash has been to fund operating expenses, which consist of research and development and general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Net cash used in operating activities	$(69,856)	$(30,923)	$(15,377)
Net cash used in investing activities	(89,650)	(174,335)	(5,115)
Net cash provided by financing activities	3,659	405,283	27,577
Net (decrease) increase in cash, cash equivalents and restricted cash	$(155,847)	$200,025	$7,085

Cash Flows from Operating Activities

Cash used in operating activities for the year ended December 31, 2020 was $69.9 million, consisting of a net loss of $68.6 million adjusted for noncash items, including stock-based compensation of $13.5 million, interest expense resulting from the net amortization of premiums and discounts on investment securities of $0.6 million, and changes in our net operating assets and liabilities, including an increase in accrued expenses of $2.8 million and an increase in prepaid and other current assets of $18.6 million, which was primarily due to timing of payments related to startup activities for our planned EMERGENT Phase 3 clinical trials, including the initiation of EMERGENT-2 in December 2020, as well as timing of payment of other research and development and general and administrative expenses.

Cash used in operating activities for the year ended December 31, 2019 was $30.9 million, consisting of a net loss of $44.0 million adjusted for noncash items, including stock-based compensation expense of $12.6 million, interest income resulting from the net accretion of premiums and discounts on investment securities of $0.8 million, the accretion of debt discount related to the convertible notes of $0.9 million, and changes in our net operating assets and liabilities, including an increase in accrued expenses of $1.8 million as well as an increase in prepaid expenses and other current assets of $1.6 million, due primarily to timing of payment of various research and development and general and administrative expenses.

Cash used in operating activities for the year ended December 31, 2018 was $15.4 million, consisting of a net loss of $17.5 million partially adjusted for noncash items, including stock-based compensation expense of $1.0 million, the accretion of debt discount related to the convertible notes of $2.2 million, and changes in our net operating assets and liabilities, including an increase in prepaid expenses and other current assets of $1.5 million due primarily to timing of payment of research and development and general and administrative expenses.

Cash Flows from Investing Activities

Cash used in investing activities for the year ended December 31, 2020 was $89.7 million, consisting primarily of $344.2 million for the purchases of investment securities, partially offset by maturities of investment securities of $255.0 million.

Cash used in investing activities for the year ended December 31, 2019 was $174.3 million, consisting primarily of $231.7 million for the purchases of investment securities, partially offset by maturities of investment securities of $50.0 million and sales of investment securities of $7.5 million.

Cash used in investing activities for the year ended December 31, 2018 was approximately $5.1 million and consisted primarily of $5.0 million for the purchases of investment securities.

Cash Flows from Financing Activities

Cash provided by financing activities for the year ended December 31, 2020 was $3.7 million and was attributable to proceeds from the exercise of stock options of $4.1 million, offset by $0.4 million in payments of deferred offering costs associated with the filing of our Shelf and the ATM Program prospectus.

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

Cash provided by financing activities for the year ended December 31, 2018 was $27.6 million and was related to the $15.9 million of net proceeds from the issuance of redeemable convertible preferred stock and $11.7 million of proceeds from the issuance of convertible notes.

Future Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, in particular as we continue to advance our product candidates through clinical trials. In addition, we expect to incur additional costs associated with our ongoing operations as a public company.

As of December 31, 2020, we had cash, cash equivalents and available-for-sale investments of $322.3 million. Based on our current plans, we believe that our existing cash, cash equivalents and available-for-sale investments will be sufficient to meet our anticipated operating and capital expenditure requirements into 2023.

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

Contractual Obligations and Other Commitments

The following table summarizes our outstanding contractual obligations as of payment due date by period at December 31, 2020.

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Operating lease commitments(1)	$2,932	$982	$1,950	$—	$—
Total	$2,932	$982	$1,950	$—	$—

(1)

Reflects payments due for our lease of office space in Boston, Massachusetts, under an operating lease agreement that expires in December 2023, as amended, and payments due for our lease of office space in Carmel, Indiana, under an operating lease agreement that expires in July 2023.

We enter into contracts in the normal course of business with CROs, CMOs and other third parties for clinical trials, preclinical research studies and testing and manufacturing services. These contracts are cancelable by us upon prior written notice. Payments due upon cancellation consist of various termination penalties, and payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation. These payments are not included in the preceding table as the amount and timing of such payments are not known.

We are also party to certain license and collaboration agreements with PureTech Health and Eli Lilly and Company. We have not included certain future payments which are contingent upon future events such as our achievement of specified regulatory and commercial milestones, or royalties on net product sales under these agreements in the table of contractual obligations above since as of December 31, 2020, we were unable to estimate the timing or likelihood of achieving these milestones or generating future product sales.

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

Convertible Notes and Derivative Liabilities

In June 2018, the Company entered into an agreement with Wellcome Trust to receive up to $8.0 million in gross proceeds from the issuance of a convertible note. The Company received $2.0 million of proceeds in July 2018, $2.7 million in November 2018, $1.6 million in March 2019, and $1.6 million in April 2019.

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

All outstanding convertible notes were converted into Series A convertible preferred stock and Series B convertible preferred stock in August 2018, March 2019 and April 2019. As of December 31, 2020, there were no convertible notes outstanding. See Note 5 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for additional detail.

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

Because there were no convertible notes issued or outstanding during the year ended December 31, 2020, this is no longer considered to be a critical accounting policy as of and for the year ended December 31, 2020.

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

Because the fair value of our common stock is based on quoted market prices subsequent to our IPO, stock-based compensation expense is not considered to be a critical accounting policy as of and for the year ended December 31, 2020.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.

JOBS Act Accounting Election

As of June 30, 2020, the market value of our common stock held by non-affiliates exceeded $700 million, and as a result, as of January 1, 2021, we no longer qualified as an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As a large accelerated filer, we are subject to certain disclosure requirements that are applicable to other public companies that were not applicable to us as an emerging growth company, including compliance with the auditor attestation requirements in the assessment of our internal control over financial reporting imposed by the Sarbanes-Oxley Act of 2002, compliance with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements and full disclosure obligations regarding executive compensation.  Additionally, we are no longer able to take advantage of transition periods for complying with new or revised accounting standards that are available to emerging growth companies.

Recently Issued and Adopted Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and available-for-sale investment securities of $322.3 million as of December 31, 2020, which consisted primarily of money market funds and investment securities, largely composed of U.S. Treasuries and investment grade, short to intermediate term fixed income securities.

The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in a variety of securities of high credit quality and short-term duration, according to our board-approved investment policy. Our investments are subject to interest rate risk and could fall in value if market interest rates increase. A hypothetical 10% relative change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with vendors that are located outside of the United States. As a result, our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the years ended December 31, 2020, 2019 and 2018.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	119
Consolidated Balance Sheets as of December 31, 2020 and 2019	122
Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018	123
Consolidated Statements of Comprehensive Loss for the years ended December 31, 2020, 2019 and 2018	124
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2020, 2019 and 2018	125
Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018	126
Notes to Consolidated Financial Statements	127

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Karuna Therapeutics, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Karuna Therapeutics, Inc. and subsidiary (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of prepaid research and development contract costs

As discussed in Note 2 to the consolidated financial statements, the Company incurs costs for research and development activities conducted by third-party service providers, which include the conduct of preclinical studies and clinical trials, and contract manufacturing activities. The Company records the estimated costs of research and development activities based upon the estimated amount of services provided by analyzing progress of the research studies or clinical trials and manufacturing activities, including the phase or completion of events, invoices received and contracted costs. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred. Advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. As of December 31, 2020, prepaid research and development expenses totaled $18.7 million as discussed in Note 4 to the consolidated financial statements.

We identified the evaluation of prepaid research and development contract costs as a critical audit matter. Specifically, the amount was based on certain assumptions and inputs, including the status of research and development activities and the associated percentage of completion, estimated costs per patient, the number and status of patients enrolled, as well as invoices received and paid. Subjective auditor judgment was required to evaluate these assumptions and inputs.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the research and development contract process. This included a control related to the assumptions and inputs described above. We selected certain research and development contracts and assessed the Company’s estimate of the cost of activities completed to date by:

•	inquiring of management, including the internal project managers responsible for monitoring and tracking the status of clinical trials
•	examining underlying documentation and third-party evidence from clinical research organizations, and comparing them to management’s assumptions and inputs
•

obtaining and inspecting executed change orders and original contract terms, including the timeline and budget, and agreeing them to the information used in the Company’s estimation of research and development costs incurred to date

•

examining certain invoices received after December 31, 2020 and evaluating whether services received prior to December 31, 2020 were included in the Company’s estimate of costs incurred as of December 31, 2020.

/s/ KPMG LLP

We have served as the Company’s auditor since 2018.

Boston, Massachusetts
February 25, 2021

Karuna Therapeutics, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$53,048	$208,929
Investment securities, available-for-sale	269,282	180,468
Prepaid expenses and other current assets	21,864	3,309
Deferred offering costs	405	—
Total current assets	344,599	392,706
Restricted cash	157	123
Property and equipment, net	449	195
Right-of-use lease assets - operating, net	2,420	—
Total assets	$347,625	$393,024
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable (includes $0 and $51 at December 31, 2020 and 2019, respectively, due to related parties)	$865	$547
Accrued expenses	5,144	2,353
Current portion of deferred lease obligation	—	58
Current portion of operating lease liability	844	—
Total current liabilities	6,853	2,958
Deferred lease obligation, net of current portion	—	150
Operating lease liability, net of current portion	1,841	—
Total liabilities	8,694	3,108
Commitments and Contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and 0 shares outstanding at December 31, 2020 and 2019	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at December 31, 2020 and 2019; 26,988,458 and 26,012,754 shares issued and outstanding at December 31, 2020 and 2019, respectively	3	3
Additional paid-in capital	482,955	465,420
Accumulated deficit	(144,066)	(75,512)
Accumulated other comprehensive income	39	5
Total stockholders’ equity	338,931	389,916
Total liabilities and stockholders’ equity	$347,625	$393,024

The accompanying notes are an integral part of these consolidated financial statements

Karuna Therapeutics, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended December 31,
	2020	2019	2018
Revenue	—	—	—
Operating expenses:
Research and development	$43,408	$24,536	$11,536
General and administrative	28,408	20,869	2,974
Total operating expenses	71,816	45,405	14,510
Loss from operations	(71,816)	(45,405)	(14,510)
Other income (expense), net:
Interest income	3,305	2,517	25
Interest income (expense), net (Note 5)	—	11	(407)
Accretion of debt discount (Note 5)	—	(945)	(2,176)
Change in fair value of derivative (Note 5)	—	(135)	(444)
Total other income (expense), net	3,305	1,448	(3,002)
Net loss before income taxes	(68,511)	(43,957)	(17,512)
Income tax provision	(43)	—	—
Net loss attributable to common stockholders	$(68,554)	$(43,957)	$(17,512)
Net loss per share, basic and diluted (Note 8)	$(2.59)	$(3.68)	$(4,378,000)
Weighted average common shares outstanding used in computing net loss per share, basic and diluted	26,446,006	11,958,152	4

The accompanying notes are an integral part of these consolidated financial statements

Karuna Therapeutics, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2020	2019	2018
Net loss	$(68,554)	$(43,957)	$(17,512)
Other comprehensive income:
Unrealized gains on available-for-sale investments	34	5	—
Comprehensive loss	$(68,520)	$(43,952)	$(17,512)

The accompanying notes are an integral part of these consolidated financial statements

Karuna Therapeutics, Inc.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

	Series Seed, A and B Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Value	Shares	Value	Capital	Deficit	Income	(Deficit)
Balance, December 31, 2017	4,412,500	$1	—	$—	$675	$(14,043)	$—	$(13,368)
Issuance of Series A redeemable convertible preferred stock, net of issuance costs of $120	3,126,700	41,964	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	958	—	—	958
Exercise of common warrants	—	—	12	—	—	—	—	—
Net loss	—	—	—	—	—	(17,512)	—	(17,512)
Balance, December 31, 2018	7,539,200	$41,965	12	$—	$1,633	$(31,555)	$—	$(29,922)
Issuance of Series B redeemable convertible preferred stock, net of issuance costs of $175	5,422,845	81,927	—	—	—	—	—	—
Issuance of common stock upon initial public offering, net of $7,285 in under- writing discounts and commissions and $2,409 in offering costs	—	—	6,414,842	1	93,043	—	—	93,044
Automatic conversion of preferred stock	(12,962,045)	(123,892)	16,833,790	2	123,890	—	—	123,892
Issuance of common stock upon secondary public offering, net of $14,976 in under- writing discounts and commissions and $400 in offering costs	—	—	2,600,000	—	234,224	—	—	234,224
Stock-based compensation expense	—	—	—	—	12,568	—	—	12,568
Exercise of common warrants	—	—	19,986	—	58	—	—	58
Exercise of common options	—	—	38,961	—	4	—	—	4
Vesting of restricted stock units	—	—	105,163	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	5	5
Net loss	—	—	—	—	—	(43,957)	—	(43,957)
Balance, December 31, 2019	—	$—	26,012,754	$3	$465,420	$(75,512)	$5	$389,916
Secondary public offering costs	—	—	—	—	(34)	—	—	(34)
Stock-based compensation expense	—	—	—	—	13,471	—	—	13,471
Exercise of common options	—	—	975,704	—	4,098	—	—	4,098
Other comprehensive income	—	—	—	—	—	—	34	34
Net loss	—	—	—	—	—	(68,554)	—	(68,554)
Balance, December 31, 2020	—	$—	26,988,458	$3	$482,955	$(144,066)	$39	$338,931

The accompanying notes are an integral part of these consolidated financial statements

Karuna Therapeutics, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net loss	$(68,554)	$(43,957)	$(17,512)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	13,471	12,568	958
Amortization of premiums and accretion of discounts on investment securities	642	(824)	—
Depreciation and amortization expense	145	58	6
Loss on disposal of assets	20	—	—
Accretion of debt discount (Note 5)	—	945	2,176
Change in fair value of derivative liability (Note 5)	—	135	444
Non-cash interest (income) expense, net (Note 5)	—	(11)	407
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(18,555)	(1,600)	(1,534)
Change in accrued interest on investment securities	(191)	(436)	—
Accrued expenses	2,791	1,815	105
Accounts payable	318	278	(529)
Right-of-use assets	631	—	—
Operating lease liability	(574)	—	—
Deferred lease obligation	—	106	102
Net cash used in operating activities	(69,856)	(30,923)	(15,377)

Cash flows from investing activities
Purchases of investment securities	(344,213)	(231,718)	(4,983)
Maturities of investment securities	254,982	50,000	—
Sales of investment securities	—	7,498	—
Acquisition of property and equipment	(419)	(115)	(132)
Net cash used in investing activities	(89,650)	(174,335)	(5,115)

Cash flows from financing activities
Proceeds from exercise of stock options	4,098	4	—
Payment of offering costs	(405)	—	—
Proceeds from secondary public offering, net of underwriting discounts and commissions	—	234,624	—
Payment of secondary public offering costs	(34)	(400)	—
Proceeds from initial public offering, net of underwriting discounts and commissions	—	95,453	—
Payment of initial public offering costs	—	(2,409)	—
Proceeds from issuance of Series B redeemable convertible preferred stock, net of issuance costs	—	74,825	—
Proceeds from issuance of Series A redeemable convertible preferred stock, net of issuance costs	—	—	15,877
Proceeds from issuance of convertible notes	—	3,128	11,700
Proceeds from exercise of warrant	—	58	—
Net cash provided by financing activities	3,659	405,283	27,577
Net (decrease) increase in cash, cash equivalents and restricted cash	(155,847)	200,025	7,085
Cash, cash equivalents and restricted cash at beginning of period	209,052	9,027	1,942
Cash, cash equivalents and restricted cash at end of period	$53,205	$209,052	$9,027

Supplemental disclosures of cash flows information
Lease liabilities arising from obtaining right-of-use assets	$3,259	$—	$—
Conversion of redeemable convertible preferred stock into common stock	$—	$123,892	$—
Conversion of convertible notes, accrued interest and discount upon conversion to preferred stock	$—	$7,102	$26,087

The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of the Business

Description of the Business

Karuna Therapeutics, Inc. (the “Company”) was incorporated under the laws of the State of Delaware in July 2009 as Karuna Pharmaceuticals, Inc. and is headquartered in Boston, Massachusetts. In March 2019, the Company changed its name to Karuna Therapeutics, Inc. The Company is an innovative clinical-stage biopharmaceutical company driven to create and deliver transformative medicines for people living with psychiatric and neurological conditions.

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

Registration Statement and ATM Program

On July 2, 2020, the Company filed an automatically effective registration statement on Form S-3 (the “Registration Statement”) with the SEC which registers the offering, issuance and sale of an unspecified amount of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof.

The Company simultaneously entered into an equity distribution agreement with Goldman Sachs & Co. LLC, as sales agent, to provide for the issuance and sale by the Company of up to $150.0 million of common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus filed with the Registration Statement (the “ATM Program”). As of December 31, 2020, no sales had been made pursuant to the ATM Program.

Liquidity

The Company’s financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company experienced negative operating cash flows of $69.9 million for the year ended December 31, 2020 and had an accumulated deficit of $144.1 million as of December 31, 2020. The Company expects to continue to generate operating losses for the foreseeable future.

The Company expects that its cash, cash equivalents and available-for-sale investments of $322.3 million as of December 31, 2020 will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the date of issuance of these consolidated financial statements. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to fund its operations.

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

Investment Securities

The Company’s investment securities are classified as available-for-sale and are carried at fair value with the unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. The cost of investment securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. Realized gains and losses are included as a component of other income (expense), net based on the specific identification method.

When the fair value of an available-for-sale debt security falls below the amortized cost basis it is evaluated to determine if any of the decline in value is attributable to credit loss. Decreases in fair value attributable to credit loss are recorded directly to earnings with a corresponding allowance for credit losses, limited to the amount that the fair value is less than the amortized cost basis. If the credit quality subsequently improves the allowance is reversed up to a maximum of the previously recorded credit losses. When the Company intends to sell an impaired available-for-sale debt security, or if it is more likely than not that the Company will be required to sell the security prior to recovering the amortized cost basis, the entire fair value adjustment will immediately be recognized in earnings with no corresponding allowance for credit losses.

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

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ equity (deficit) as a reduction of additional paid-in capital generated as a result of the offering. Should the in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the statement of operations. Deferred offering costs were approximately $0.4 million as of December 31, 2020. As of December 31, 2019 and 2018, there were no deferred offering costs outstanding. All deferred offering costs accumulated during 2019 and associated with the Company’s IPO and secondary public offering were recorded as a reduction of additional paid-in capital upon the close of the Company’s public offerings on July 2, 2019 and November 25, 2019, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash equivalents, investment securities, accounts payable, accrued expenses, convertible notes and derivatives embedded within the convertible notes. The carrying amount of accounts payable, accrued expenses and convertible notes are considered a reasonable estimate of their fair value, due to the short-term maturity of these instruments. The Company’s cash equivalents, investment securities and derivative liabilities are carried at fair value, determined according to the fair value hierarchy described below (see Note 10).

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

Property and Equipment

Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the lease by use of the straight-line method. Maintenance and repair costs are expensed as incurred. When assets are retired or sold, the assets and accumulated depreciation are removed from the respective accounts and any gain or loss is recognized.

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

In 2019, all notes were converted into redeemable convertible preferred stock and the associated derivative liabilities were settled in connection with the Company’s issuance of Series B redeemable convertible preferred stock. There were no convertible notes or derivative liabilities outstanding as of December 31, 2020 and 2019.

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

Leases

Effective January 1, 2020, the Company adopted ASU 2016-02, Leases (Topic 842), (“ASU 2016-02” or “ASC 842”), using the modified retrospective transition approach and utilizing the effective date as the date of initial application. As a result, prior periods are presented in accordance with the previous guidance in ASC 840, Leases (“ASC 840”).

At the inception of an arrangement, we determine whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Operating leases are recognized on the balance sheet as right-of-use (“ROU”) lease assets, current portion of operating lease liability, and operating lease liability, net of current portion. We do not have financing leases.

Operating lease liabilities and their corresponding ROU lease assets are initially recorded based on the present value of lease payments over the expected remaining lease term. Certain adjustments to the ROU lease asset may be required for items such as incentives received. The interest rate implicit in lease contracts is typically not readily determinable. As a result, we utilize our incremental borrowing rate to discount lease payments, which reflects the fixed rate at which we could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment. To estimate our incremental borrowing rate, a credit rating applicable to us is estimated using a synthetic credit rating analysis since we do not currently have a rating agency-based credit rating. Prospectively, we will adjust the ROU lease assets for straight-line rent expense or any incentives received and remeasure the lease liability at the net present value using the same incremental borrowing rate that was in effect as of the lease commencement or transition date.

We have elected not to recognize leases with an original term of one year or less on the balance sheet. We typically only include an initial lease term in our assessment of a lease arrangement. Options to renew a lease are not included in our assessment unless there is reasonable certainty that we will renew.

Assumptions that we made at the commencement date are re-evaluated upon occurrence of certain events, including a lease modification. Lease modifications are accounted for as a separate contract or are treated as a change in accounting for the existing lease. A lease modification results in a separate contract when the modification grants the lessee an additional right of use not included in the original lease and when lease payments increase commensurate with the standalone price for the additional right of use. When a lease modification results in a separate contract, it is accounted for in the same manner as a new lease.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs include salaries and bonuses, stock-based compensation, employee benefits, consulting costs and external contract research and development and manufacturing expenses.

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

Research and Development Contract Costs and Accruals

The Company accrues for estimated costs of research and development activities conducted by third-party service providers, which include the conduct of discovery and preclinical studies, clinical trials, and contract manufacturing activities. The Company records the estimated costs of research and development activities based upon the estimated amount of services provided and includes these costs in accrued liabilities in the balance sheets and within research and development expense in the statements of operations. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the research studies or clinical trials and manufacturing activities, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates may be made in determining the accrued balances at the end of any reporting period. Actual results could differ from the Company’s estimates. The Company’s historical accrual estimates have not been materially different from the actual costs.

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

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company had historically been a private company and lacks company-specific historical and implied volatility information. Therefore, expected stock volatility has been calculated based on the historical volatility of a publicly traded set of peer companies. The Company expects to continue to use such methodology until such time as it has adequate historical data regarding the volatility of its own publicly traded stock price.

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

The Company reported a net loss attributable to common stockholders for the years ended December 31, 2020, 2019 and 2018.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2020 and 2019, the Company’s only element of other comprehensive income (loss) was unrealized gains on available-for-sale investments.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which replaces the existing guidance in ASC 840, “Leases”. Topic 842 was subsequently amended by ASU 2018-11, Leases (Topic 842): Targeted Improvements, and ASU 2019-01, Leases (Topic 842): Codification Improvements. The new leasing standard generally requires lessees to recognize operating and financing lease liabilities and corresponding ROU assets on the consolidated balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. The Company adopted the new standard effective January 1, 2020 and did not restate comparative periods. The Company elected the package of practical expedients permitted under the transition guidance and as such, the adoption of this ASU did not change the classification of any of our existing leases. The Company elected to combine lease and non-lease components, elected not to record leases with an initial term of 12 months or less on the balance sheet and recognized the associated lease payments in the consolidated statements of operations on a straight-line basis over the lease term. As of January 1, 2020, the Company recognized $1.5 million as total lease liabilities and $1.2 million as total ROU lease assets on its consolidated balance sheet as a result of the adoption. The deferred lease obligation of $0.2 million outstanding as of December 31, 2019 was recorded as a reduction of the ROU lease asset.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The new standard simplifies the accounting for income taxes by removing certain exceptions within the guidance and making various other amendments. ASU 2019-12 is effective for financial statements issued for annual and interim periods beginning after December 15, 2020. Early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued. An entity that elects to early adopt in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. In addition, an entity that early adopts must adopt all amendments of ASU 2019-12 in the same period and apply each amendment on either a retrospective or modified-retrospective basis as applicable. Effective January 1, 2020, the Company elected to early adopt the standard. The adoption did not have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326). The new standard adjusts the accounting for assets held at amortized cost basis, including marketable securities accounted for as available for sale. The standard eliminates the probable initial recognition threshold and requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. Under this ASU, the standard is effective for public business entities, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other entities, the standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. As of January 1, 2021, the Company no longer qualified as a smaller reporting company for filing purposes, and therefore adopted ASU 2016-13 effective January 1, 2020. The adoption did not have a material impact on the Company’s consolidated financial statements.

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. The amendments in this update clarify that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606, Revenue from Contracts with Customers when the counter party is a customer in the context of a unit of account. This update also precludes companies from presenting transactions with collaborative partners that are outside the scope of Topic 606 together with revenue within the scope of Topic 606. For public business entities, ASU 2018-18 is effective for fiscal years beginning after December 31, 2019, and interim periods within those fiscal years. Effective January 1, 2020, the Company adopted the standard. The adoption did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update. For public business entities, ASU 2018-15 is effective for fiscal years beginning after December 31, 2019, and interim periods within those fiscal years. The adoption did not have a material impact on the Company’s consolidated financial statements.

Note 3. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2020	2019
Computer equipment	$229	$87
Leasehold improvements	154	115
Software	154	38
Furniture and fixtures	85	10
Office equipment	29	2
Total property and equipment	651	252
Less: accumulated depreciation	(202)	(57)
Property and equipment, net	$449	$195

Depreciation expense was $0.1 million for the year ended December 31, 2020 and less than $0.1 million for the years ended December 31, 2019 and 2018.

Note 4. Prepaid Expenses and Other Current Assets and Accrued Expenses

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2020	2019
Prepaid research and development expenses	$18,660	$694
Prepaid insurance	2,116	2,130
Other	1,088	485
Total prepaid expenses and other current assets	$21,864	$3,309

Accrued expenses consisted of the following (in thousands):

	December 31,
	2020	2019
Accrued payroll and related expenses	$2,654	$1,823
Accrued research and development expenses	1,829	344
Professional fees	458	142
Other	203	44
Total accrued expenses	$5,144	$2,353

Note 5. Convertible Notes Payable

Wellcome Trust Convertible Notes

In July 2015, the Company entered into a Company Funding Agreement with The Wellcome Trust, Limited (“Wellcome Trust”), pursuant to which the Company was eligible to receive $3.8 million in gross proceeds upon the achievement of specified milestones (the “2015 Convertible Note”). As of December 31, 2017, the Company had received the full amount of gross proceeds under the 2015 Convertible Note.

In June 2018, the Company entered into a second Company Funding Agreement with Wellcome Trust to receive up to $8.0 million in gross proceeds from the issuance of a convertible note (the “2018 Convertible Note,” and together with the 2015 Convertible Note, the “Wellcome Trust Notes”). The Company received

$2.0 million of proceeds in July 2018, $2.7 million in November 2018, $1.6 million in March 2019, and $1.6 million in April 2019.

The Wellcome Trust Notes have a stated interest rate of 2% per annum above the three-month Dollar LIBOR rate, which was not payable until settlement of the principal. The notes were subject to redemption upon written demand by Wellcome Trust any time after the fifth anniversary of the effective date. The principal due under the Wellcome Trust Notes was convertible into the class of the Company’s stock issued in the Company’s next qualified financing or upon event of default at a discounted conversion price between 0% and 25% of the purchase price per share of such securities issued. The accrued interest in such a circumstance would be forgiven.

At inception of each the 2015 Convertible Note and 2018 Convertible Note, the Company concluded that the each contained a conversion option at a significant discount that was deemed to be an embedded derivative, which was required to be bifurcated and accounted for separately from the debt host. There were no debt issuance costs associated with the 2018 Convertible Note.

The Company recognized the following changes in the debt related to the Wellcome Trust Notes during the years ended December 31, 2019 and 2018 (in thousands):

		Financial statement impacted
Balance, December 31, 2017	$3,985
Issuance of 2018 Convertible Note	2,000	Balance sheet
Accretion to settlement value	51	Statement of operations
Accrued interest	102	Statement of operations
Interest forgiven upon conversion	(289)	Statement of operations
Conversion of Wellcome Trust Notes to redeemable convertible preferred stock	(5,849)	Balance sheet
Balance, August 1, 2018 (date of conversion)	—
Issuance of 2018 Convertible Note	2,700	Balance sheet
Allocation of proceeds to derivative liability	(375)	Balance sheet
Accretion to settlement value	180	Statement of operations
Accrued interest	11	Statement of operations
Balance, December 31, 2018	2,516
Issuance of 2018 Convertible Note	3,128	Balance sheet
Allocation of proceeds to derivative liability	(750)	Balance sheet
Accretion to settlement value	945	Statement of operations
Accrued interest	29	Statement of operations
Interest forgiven upon conversion	(40)	Statement of operations
Conversion of Wellcome Trust Notes to redeemable convertible preferred stock	(5,828)	Balance sheet
Balance, December 31, 2019	$—

There were no debt issuances outstanding under the Wellcome Trust Notes as of December 31, 2019 or issued during the year ended December 31, 2020.

Convertible Notes

Since inception, and excluding the Wellcome Trust Notes, the Company has issued $14.0 million of convertible notes (the “Convertible Notes”), of which $13.5 million were issued to PureTech Health LLC (“PureTech Health”), a related party (see Note 13). During the year ended December 31, 2018, the Company issued Convertible Notes to PureTech Health with principal totaling $7.0 million. There were no debt issuance costs associated with the Convertible Notes.

The Convertible Notes had a stated interest rate of 10% per annum which is not payable until the settlement of the principal. The notes matured upon written demand by the majority note holders. In the event of a default, the interest rate was 15% per annum. Principal and unpaid interest due under the notes convert on demand of a majority of note holders into the class of the Company’s stock issued in the Company’s next qualified financing at a conversion price between 0% to 25% discount off of the purchase price per share of such securities issued.

The Company concluded that the Convertible Notes contained a conversion option at a significant premium that was deemed to be an embedded derivative, which is required to be bifurcated and accounted for separately from the debt host.

In August 2018, the outstanding Convertible Notes were converted into Series A Preferred Stock.

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

There were no debt issuances outstanding under the Convertible Notes as of December 31, 2018 or issued during the years ended December 31, 2020 and 2019.

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

In conjunction with the August 2018 issuance of Series A Preferred Stock, all outstanding principal and accrued interest under the Wellcome Trust Notes and Convertible Notes converted into 1,937,993 shares of Series A Preferred Stock.

Series B Redeemable Convertible Preferred Stock

In March 2019, the Company authorized 5,422,845 shares of Series B Preferred Stock. The Company then issued 4,953,758 shares of Series B Preferred Stock at an issuance price of $15.14 per share resulting in gross proceeds of approximately $75.0 million. There were $0.2 million of issuance costs associated with the Series B Preferred Stock.

In conjunction with the March 2019 issuance of Series B Preferred Stock, all outstanding principal and accrued interest under the Wellcome Trust Notes converted into 331,344 shares of Series B Preferred Stock. In April 2019, the Company received an additional $1.6 million pursuant to the 2018 Convertible Note which was subsequently converted into 137,743 shares of Series B Preferred Stock.

Upon closing of the Company’s IPO, the then-outstanding shares of the Series Seed, Series A and Series B redeemable convertible preferred stock converted into common stock. As of December 31, 2020 and 2019, there were no shares of redeemable convertible preferred stock authorized, issued or outstanding.

Note 7. Stockholders’ Equity

Preferred Stock

On July 2, 2019, in connection with the closing of the Company’s IPO, the Company filed its restated Certificate of Incorporation, which authorizes the Company to issue up to 10,000,000 shares of preferred stock, $0.0001 par value per share. There were no shares of preferred stock outstanding as of December 31, 2020 or 2019.

Common Stock

As of December 31, 2020, the Company’s Certificate of Incorporation authorized the Company to issue 150,000,000 shares of common stock, $0.0001 par value per share.

Holders of the common stock are entitled to one vote for each share of common stock held at all meetings of stockholders and written actions in lieu of meetings. The holders of common stock shall be entitled to receive dividends out of funds legally available, as declared by the board of directors. These dividends are subject to the preferential dividend rights of the holders of the Company’s preferred stock. Through December 31, 2020, no cash dividends have been declared or paid.

Upon completion of the Company’s IPO on July 2, 2019, all outstanding shares of Series Seed, Series A, and Series B redeemable convertible preferred stock converted to common stock.

As of December 31, 2020, there were 26,988,458 shares of common stock outstanding.

Note 8. Net Loss per Share

Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share of common stock for the years ended December 31, 2020, 2019 and 2018 (in thousands, except share and per share data):

	Year Ended December 31,
	2020	2019	2018
Net Loss	$(68,554)	$(43,957)	$(17,512)
Weighted-average shares used in computing net loss per share	26,446,006	11,958,152	4
Net loss per share, basic and diluted	$(2.59)	$(3.68)	$(4,378,000)

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

Common Stock Equivalents

The following common stock equivalents presented based on amounts outstanding at each period end, have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive impact:

	December 31,
	2020	2019	2018
Redeemable convertible preferred stock (as converted to common stock)	—	—	9,791,151
Stock options to purchase common stock	4,612,790	4,614,544	2,310,369
Warrants to purchase common stock	—	—	19,986
	4,612,790	4,614,544	12,121,506

Note 9. Stock-based Compensation

Stock Options

In September 2009, the Company’s board of directors approved the 2009 Stock Incentive Plan (the “2009 Plan”) which provided for the grant of incentive stock options to employees and non-statutory stock options to directors, consultants, and non-employees of the Company. The aggregate common shares issuable were 3,911,138 under the 2009 Plan, as amended. The 2009 Plan terminated in July 2019 effective upon the completion of the Company’s IPO. No additional options will be granted under the 2009 Plan. At December 31, 2020, there were 2,660,816 options and restricted stock units (“RSUs”) outstanding under the 2009 Plan.

In May 2019, the board of directors approved the 2019 Stock Option and Incentive Plan (the “2019 Plan”) which became effective on June 26, 2019, the date immediately prior to the date on which the registration statement related to the IPO was declared effective by the SEC. The 2019 Plan will expire in May 2029. Under the 2019 Plan, the Company may grant incentive stock options, non-statutory stock options, restricted stock awards, RSUs and other stock-based awards. There were 1,709,832 shares of the Company’s common stock initially reserved for issuance under the 2019 Plan. The number of shares of common stock underlying awards that expire, or are terminated, surrendered, canceled or forfeited without having been fully exercised under the 2009 Plan will be added to the shares of common stock available for issuance under the 2019 Plan. In addition, the number of shares available for issuance automatically increases on January 1 of each calendar year, commencing on January 1, 2020, by 4% of the number of shares of common stock outstanding on the immediately preceding December 31 or such lesser amount determined by the Company’s board of directors or the compensation committee of the board of directors. As of December 31, 2020, there were 934,730 common shares available for issuance and 1,951,974 options outstanding under the 2019 Plan.

Options under the 2019 Plan generally vest based on the grantee’s continued service with the Company during a specified period following a grant as determined by the board of directors and expire ten years from the grant date. In general, awards typically vest in four years, but vesting conditions can vary based on the discretion of the Company’s board of directors.

A summary of the Company’s stock option activity and related information is as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2019	4,614,544	$8.94	8.3	$306,395
Granted	1,029,950	93.33
Exercised	(975,704)	4.20
Forfeited	(56,000)	21.77
Outstanding as of December 31, 2020	4,612,790	$28.63	8.3	$336,740
Options vested and expected to vest as of December 31, 2020	4,612,790	$28.63	8.3	$336,740
Options exercisable as of December 31, 2020	2,858,905	$10.48	7.9	$260,485

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the publicly traded stock price of the Company’s common stock as of December 31, 2020.

As of December 31, 2020, there was $46.1 million of unrecognized compensation cost, which is expected to be recognized over a weighted-average period of 3.04 years.

The fair value of all option activity was estimated at the date of grant using the Black-Scholes model with the following assumptions:

Year Ended December 31,
	2020	2019	2018
Fair value of options	$35.17 - 59.72	$3.84 - 8.05	$4.49 - 5.49
Fair value of common stock	$62.14 - 106.46	$9.20 - 20.02	$9.14 - 9.44
Expected term (in years)	5.50 - 7.00	5.02 - 6.16	5.65 - 9.34
Expected volatility	55.73% - 61.28%	43.54% - 48.22%	45.57% - 48.84%
Risk-free interest rate	0.35% - 1.49%	1.59% - 2.44%	2.69% - 3.04%
Expected dividend yield	0.00%	0.00%	0.00%

On May 16, 2019, the Company issued 105,163 fully vested restricted common stock units. The average grant date fair value was $10.97 per share. As of December 31, 2020 and 2019, there was no unrecognized compensation expense related to unvested RSUs.

Warrants

In October 2016, PureTech Health, a related party, agreed to provide management services to the Company in exchange for a warrant to purchase up to 19,998 shares of the Company’s common stock. The warrant vested monthly as services were performed over a 24-month period and had a purchase price of $2.92 per share. The total expense for the year ended December 31, 2018 for the warrant was less than $0.1 million, and no expense was recognized in the years ended December 31, 2020 and 2019, as the warrant was fully vested as of October 2018. There was no unrecognized compensation cost related to the warrants as of December 31, 2020, 2019 and 2018.

In August 2018, PureTech Health partially exercised the warrant to purchase 12 shares of the Company’s common stock, resulting in a nominal amount of proceeds to the Company. In March 2019, PureTech Health exercised the remaining portion of the warrant to purchase 19,986 shares of the Company’s common stock, resulting in proceeds to the Company of $0.1 million. There were no outstanding warrants as of December 31, 2020 or 2019.

Stock-based Compensation Expense

Stock-based compensation expense is classified in the statements of operations for the years ended December 31, 2020, 2019 and 2018 as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Research and development	$3,767	$580	$107
General and administrative	9,704	11,988	851
Total stock-based compensation expense	$13,471	$12,568	$958

Note 10. Fair Value of Financial Assets and Liabilities

The following table presents information about the Company’s assets as of December 31, 2020 and 2019 that are measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurement
	at December 31, 2020 Using
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$50,141	$—	$—	$50,141
Investment securities:
US Treasuries	172,295	—	—	172,295
Corporate debt securities	—	36,817	—	36,817
Commercial paper	—	60,170	—	60,170
Total	$222,436	$96,987	$—	$319,423

	Fair Value Measurement
	at December 31, 2019 Using
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$197,303	$—	$—	$197,303
Investment securities:
US Treasuries	180,468	—	—	180,468
Total	$377,771	$—	$—	$377,771

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

The estimated fair value and amortized cost of the Company’s available-for-sale investments, by contractual maturity and security type, are summarized as follows (in thousands):

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
US Treasuries (due within one year)	$172,265	$37	$(7)	$172,295
Corporate debt securities (due within one year)	36,823	3	(9)	36,817
Commercial paper (due within one year)	60,155	16	(1)	60,170
Total	$269,243	$56	$(17)	$269,282

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
US Treasuries (due within one year)	$180,463	$5	$—	$180,468
Total	$180,463	$5	$—	$180,468

The Company classifies all of its available-for-sale investment securities, including those with maturities beyond one year, as current assets on its consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations.

As described under Recently Adopted Accounting Pronouncements (see Note 2) the Company adopted FASB ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) as of January 1, 2020. The new standard requires the Company to determine whether a decline in the fair value below the amortized cost basis of available-for-sale securities is due to credit-related factors. At each reporting date, the Company performs an evaluation of impairment to determine if any unrealized losses are the result of credit losses. Impairment is assessed at the individual security level. Factors considered in determining whether a loss resulted from a credit loss or other factors include the Company’s intent and ability to hold the investment until the recovery of its amortized cost basis, the extent to which the fair value is less than the amortized cost basis, the length of time and extent to which fair value has been less than the cost basis, the financial condition of the issuer, any historical failure of the issuer to make scheduled interest or principal payments, any changes to the rating of the security by a rating agency, any adverse legal or regulatory events affecting the issuer or issuer’s industry, and any significant deterioration in economic conditions.

Unrealized losses on available-for-sale securities presented in the previous table have not been recognized in the consolidated statements of operations because the securities are high credit quality, investment grade securities that the Company does not intend to sell and will not be required to sell prior to their anticipated recovery, and the decline in fair value is attributable to factors other than credit losses. Based on its evaluation, the Company determined its year-to-date credit losses related to its available-for-sale securities were immaterial at December 31, 2020.

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

There was no derivative liability recorded as of December 31, 2020 or 2019.

Note 11. Commitments and Contingencies

Leases

The Company entered into an agreement to lease approximately 7,050 square feet of office space in Boston, Massachusetts (“Original Premises”) that began in December 2018 and had an original expiry in February 2023. In January 2020, the Company entered into an amended agreement (“Amended Lease Agreement”) to gain access to approximately 4,175 square feet of additional office space (“Expansion Premises”) beginning in March 2020, and to extend the maturity of the agreement for the Original Premises to December 2023. The Amended Lease Agreement provides for future minimum annual rental payments as defined within the agreement. Under the terms of the amended agreement, the Company is required to maintain a cash balance of approximately $0.2 million to secure a letter of credit associated with this lease. The amount was classified as restricted cash in the consolidated balance sheets as of December 31, 2020 and 2019. The Amended Lease Agreement also provides for approximately $0.1 million in leasehold incentives which may be applied to base rent or improvements to the Expansion Premises, subject to limitations.

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

The components of lease cost were as follows (dollar amounts in thousands):

	Year Ended December 31,
	2020	2019	2018
Lease Cost
Operating lease cost	$791	$441	$37
Short-term lease cost	—	—	—
Total lease cost	$791	$441	$37

As the Company adopted ASC 842 effective January 1, 2020, prior period amounts have not been adjusted and continue to be reported in accordance with the Company’s historic accounting under Topic 840.

Year Ended
December 31, 2020
Other Information
Cash paid for amounts included in the measurement of lease liabilities	$733
Operating lease liabilities arising from obtaining right-of-use assets	$3,259
Weighted-average remaining lease term	2.94 years
Weighted-average discount rate	6.21%

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities and a reconciliation to present value of lease liabilities as of December 31, 2020 (in thousands):

Year ended:
December 31, 2021	982
December 31, 2022	1,001
December 31, 2023	949
Total future minimum lease payments	2,932
Less imputed interest	(246)
Present value of lease liabilities	$2,686

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
$1,605

Intellectual Property License with Eli Lilly and Company

In May 2012, the Company entered into an exclusive license agreement (the “Lilly License Agreement”) with Eli Lilly, pursuant to which Eli Lilly assigned to the Company all of its rights to certain patents (now expired), regulatory documentation, data records and materials related to xanomeline. The Company is also entitled to sublicense or otherwise transfer the rights granted in connection with the Lilly License Agreement.

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

The initial upfront payment of $0.1 million was expensed when incurred in May 2012. As of December 31, 2020, no milestones have been reached, and accordingly, no milestone payments have been made.

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

In December 2020, the Company paid $2.0 million to PureTech Health, having reached the milestone of Phase 3 clinical trial commencement. The Company incurred no expenses related to the Patent License provided by PureTech Health during the years ended December 31, 2019 and 2018. The Company had no outstanding liabilities to PureTech Health related to the Patent License at December 31, 2020 or 2019.

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

Litigation

The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities as of December 31, 2020.

Note 12. Income Taxes

During the years ended December 31, 2020, 2019 and 2018, the Company recorded income tax benefit (expense) of less than $(0.1) million, $0, and $0, respectively. The Company did not recognize any significant tax expense for the years ended December 31, 2020, 2019, or 2018 as the Company was subject to a full valuation allowance.

A reconciliation of the differences between the effective tax rates of the Company and the U.S. federal statutory tax rate are as follows:

	Year Ended December 31,
	2020	2019	2018
Statutory tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	10.3%	6.7%	5.0%
Share-based compensation	21.3%	0.0%	-1.0%
Change in derivative liability	0.0%	-0.1%	-0.5%
Non-deductible interest expense	0.0%	-0.4%	-3.1%
Other	-0.1%	0.3%	0.0%
Tax credits	3.2%	4.9%	3.0%
Change in valuation allowance	-55.7%	-32.4%	-24.4%
Effective Income tax rate	0.0%	0.0%	0.0%

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2020 and 2019 are as follows:

	December 31,
	2020	2019
Deferred tax assets:
Operating tax losses	$47,349	$14,145
Tax Credit Carryforwards	5,613	3,028
Fixed Assets	—	—
Accrued expenses	631	580
Lease liability	702	—
Share-based compensation	5,923	3,613
Deferred tax assets	60,218	21,366

Valuation allowance	(59,563)	(21,339)

Deferred tax liabilities:
ROU assets	(633)	—
Depreciation	(22)	(27)
Deferred tax liabilities	(655)	(27)

Net Deferred Tax Asset / (Liability)	$—	$—

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The Company applied the separate return method for allocation of current and deferred tax expense. As of August 1, 2018, PureTech no longer held 80% of the outstanding shares of the Company. Therefore, from that date onward, the Company was required to file a separate U.S. federal income tax return. As of July 2, 2019, PureTech no longer held 50% of the outstanding shares of the Company. As such, we have filed separate state income tax returns subsequent to this date.

At December 31, 2020, on a separate return method, the Company has federal net operating loss carryforwards totaling $179.8 million of which $9.7 million begin to expire in 2029 and $170.1 million can be carried forward indefinitely. In addition, we had state net operating loss carryforwards totaling $151.7 million which begin to expire in 2030. Lastly, the Company has federal research credits of $5.0 million and state research credits of $0.8 million which begin to expire in 2031. Because the Company had historically been a subsidiary of PureTech, $179.4 million and $131.7 million of the federal and state net operating loss carryforwards, respectively, can be used to offset income on our future tax returns. In addition, $4.9 million and $0.8 million of the federal and state tax credit carryforwards, respectively, can be used to offset tax due on our future tax returns. Our net operating loss and tax credit carryforwards could, in whole or in part, expire unused and be unavailable to offset future income tax liabilities.

Management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss carryforwards and tax credit carryforwards. Under the applicable accounting standards, management has considered the Company's history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets at December 31, 2020. The valuation allowance increased by $38.2 million during the year ended December 31, 2020 which primarily relates to the current year operating loss and tax credits generated.

Under the provisions of the Internal Revenue Code, the net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has completed a Section 382 study during the year ended December 31, 2020, and while certain tax attributes are subject to annual limitations, none are expected to be restricted in their future utilization if the Company earns sufficient future profits to utilize the tax attributes. Future transactions involving the issuance or transfer of the Company’s stock could result in additional ownership changes which may limit the amount of tax attributes available to offset future tax liabilities.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into law.  Among other things, the CARES Act allows for a five-year carryback of Federal net operating losses generated in tax years beginning in 2018, 2019, or 2020 and removes the 80% taxable income limitation for net operating loss deductions for tax years beginning before January 1, 2021.  The Company has evaluated the income tax ramifications of the CARES Act and has determined that there is no material impact to its overall income tax position.

The Company accounts for uncertain tax positions pursuant to ASC 740 which prescribes a recognition threshold and measurement process for financial statement recognition of uncertain tax positions taken or expected to be taken in a tax return. If the tax position meets this threshold, the benefit to be recognized is measured as the tax benefit having the highest likelihood of being realized upon ultimate settlement with the taxing authority. As of December 31, 2020, the Company has not recorded any unrecognized tax benefits. The Company does not expect any material change in unrecognized tax benefits within the next twelve months. The Company’s policy is to record interest and penalties as a component of income tax expense. As of December 31, 2020, the Company has not accrued interest or penalties related to any uncertain tax positions.

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

The Company incurred general and administrative costs for management services provided by PureTech Health totaling less than $0.1 million and $0.2 million in the years ended December 31, 2019 and 2018, respectively. The Company had outstanding current liabilities to PureTech Health of less than $0.1 million at December 31, 2019, which were recorded as accounts payable in the consolidated balance sheets. As of and for the year ended December 31, 2020, the Company had no outstanding liabilities to PureTech Health and no general and administrative costs for management services were incurred.

Note 14. 401(k) Savings Plan

The Company has a 401(k) retirement plan in which substantially all U.S. employees are eligible to participate. Eligible employees may elect to contribute up to the maximum limits, as set by the Internal Revenue Service, of their eligible compensation. The total contribution expense for the Company was $0.2 million for the year ended December 31, 2020 and less than $0.1 million for each of the years ended December 31, 2019 and 2018.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, who serve as our principal executive officer and principal financial and accounting officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020.

Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive officer and principal financial officer, or persons performing similar functions, and effected by a company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of a company’s assets;
•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that a company’s receipts and expenditures are being made only in accordance with authorizations of the company’s management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Our independent registered public accounting firm has issued an attestation report of our internal control over financial reporting, which is included in Item 8, “Consolidated Financial Statements and Supplementary Data” appearing elsewhere in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

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

4.3	Description of Capital Stock (filed as Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 24, 2020, and incorporated by reference herein)

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

Exhibit Number	Description of Exhibit
10.13

Amendment to Office Lease, dated as of January 22, 2020, by and between the Registrant and T-C 33 Arch Street LLC (filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 24, 2020, and incorporated by reference herein)

10.14

Business Services, Personnel and Information Management Agreement, dated as of July  24, 2009, by and among the Registrant, PureTech Management, Inc., PureTech Health LLC and PureTech Health plc (filed as Exhibit 10.13 to the Registrant’s Registration Statement on Form  S-1, filed with the SEC on May 31, 2019, and incorporated by reference herein)

10.15#

Employment Agreement, between the Registrant and Steven Paul (filed as Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on May 31, 2019, and incorporated by reference herein)

10.16#

Employment Agreement, between the Registrant and Andrew Miller (filed as Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on May 31, 2019, and incorporated by reference herein)

10.17#

Employment Agreement, between the Registrant and Stephen Brannan (filed as Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on May 31, 2019, and incorporated by reference herein)

10.18#

Amended and Restated Employment Agreement, dated July 3, 2019, by and between Karuna Therapeutics, Inc. and Troy Ignelzi (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 7, 2019, and incorporated by reference herein)

10.19#	Form of Director Indemnification Agreement (filed as Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on May 31, 2019, and incorporated by reference herein)

10.20#	Form of Officer Indemnification Agreement (filed as Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on May 31, 2019, and incorporated by reference herein)

10.21#	Senior Executive Cash Incentive Bonus Plan (filed as Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on May 31, 2019, and incorporated by reference herein)

21.1	List of Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Registrant's Annual Report on Form 10-K filed on March 24, 2020)

23.1*	Consent of KPMG LLP, independent registered public accounting firm

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Schema Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Furnished herewith
+	Certain portions of this exhibit have been omitted because they are not material and would likely cause competitive harm to the registrant if disclosed.
#	Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KARUNA THERAPEUTICS, INC.

Date: February 25, 2021	By:	/s/ Steven Paul, M.D.
Steven Paul, M.D. Chief Executive Officer. President and Chairman (Principal Executive Officer)

Date: February 25, 2021	By:	/s/ Troy Ignelzi
Troy Ignelzi Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven Paul, M.D. Steven Paul, M.D.	Chief Executive Officer, President and Chairman (Principal Executive Officer)	February 25, 2021

/s/ Troy Ignelzi Troy Ignelzi	Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2021

/s/ Christopher J. Coughlin Christopher J. Coughlin	Director	February 25, 2021

/s/ James Healy, M.D., Ph.D. James Healy, M.D., Ph.D.	Director	February 25, 2021

/s/ Jeffrey Jonas, M.D. Jeffrey Jonas, M.D.	Director	February 25, 2021

/s/ Robert Nelsen Robert Nelsen	Director	February 25, 2021
/s/ Laurie Olson Laurie Olson	Director	February 25, 2021

/s/ Atul Pande, M.D. Atul Pande, M.D.	Director	February 25, 2021

/s/ Heather Preston, M.D. Heather Preston, M.D.	Director	February 25, 2021

/s/ Denice Torres Denice Torres	Director	February 25, 2021

/s/ David E. Wheadon, M.D. David E. Wheadon, M.D.	Director	February 25, 2021