Form 10-Q
period 2021-03-31
Karuna Therapeutics, Inc.
filed 2021-05-06
CIK 1771917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission File Number: 001-38958

Karuna Therapeutics, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	27-0605902
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
99 High Street, 26th Floor Boston, Massachusetts	02110
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (857) 449-2244

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	KRTX	Nasdaq Global Market

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

As of April 30, 2021, the registrant had 29,457,896 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

KARUNA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$353,685	$53,048
Investment securities, available-for-sale	217,610	269,282
Prepaid expenses and other current assets	18,318	21,864
Deferred offering costs	405	405
Total current assets	590,018	344,599
Restricted cash	261	157
Right-of-use lease assets - operating, net	1,576	2,420
Property and equipment, net	403	449
Other non-current assets	1,006	—
Total assets	$593,264	$347,625
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,298	$865
Accrued expenses	4,433	5,144
Current portion of operating lease liability	862	844
Deferred rent	35	—
Total current liabilities	6,628	6,853
Operating lease liability, net of current portion	1,618	1,841
Other non-current liabilities	104	—
Total liabilities	8,350	8,694
Commitments and Contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and 0 shares outstanding as of March 31, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at March 31, 2021 and December 31, 2020; 29,441,168 and 26,988,458 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	3	3
Additional paid-in capital	759,465	482,955
Accumulated deficit	(174,563)	(144,066)
Accumulated other comprehensive income	9	39
Total stockholders’ equity	584,914	338,931
Total liabilities and stockholders’ equity	$593,264	$347,625

The accompanying notes are an integral part of these consolidated financial statements

Karuna Therapeutics, Inc.

CONSOLIDATED Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue	—	—
Operating expenses:
Research and development	$20,186	$4,420
General and administrative	9,777	5,635
Total operating expenses	29,963	10,055
Loss from operations	(29,963)	(10,055)
Other income (loss), net:
Impairment loss on right-of-use assets	(677)	—
Interest income	143	1,397
Total other income (loss), net	(534)	1,397
Net loss before income taxes	(30,497)	(8,658)
Income tax provision	—	—
Net loss attributable to common stockholders	$(30,497)	$(8,658)
Net loss per share, basic and diluted (Note 5)	$(1.10)	$(0.33)
Weighted average common shares outstanding used in computing net loss per share, basic and diluted	27,786,538	26,042,434

The accompanying notes are an integral part of these consolidated financial statements

Karuna Therapeutics, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net loss	$(30,497)	$(8,658)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale investments	(30)	1,566
Comprehensive loss	$(30,527)	$(7,092)

The accompanying notes are an integral part of these consolidated financial statements

Karuna Therapeutics, Inc.

CONSOLIDATED Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Value	Capital	Deficit	Income	Equity
Balance, December 31, 2020	26,988,458	$3	$482,955	$(144,066)	$39	$338,931
Issuance of common stock upon public offering, net of $17,250 in under-writing discounts and commissions and $233 in offering costs	2,395,834	—	270,017	—	—	270,017
Stock-based compensation expense	—	—	5,822	—	—	5,822
Exercise of common options	56,876	—	671	—	—	671
Other comprehensive loss	—	—	—	—	(30)	(30)
Net loss	—	—	—	(30,497)	—	(30,497)
Balance, March 31, 2021	29,441,168	$3	$759,465	$(174,563)	$9	$584,914

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Value	Capital	Deficit	Income	Equity
Balance, December 31, 2019	26,012,754	$3	$465,420	$(75,512)	$5	$389,916
Follow-on offering costs	—	—	(34)	—	—	(34)
Stock-based compensation expense	—	—	1,634	—	—	1,634
Exercise of common options	82,138	—	517	—	—	517
Other comprehensive income	—	—	—	—	1,566	1,566
Net loss	—	—	—	(8,658)	—	(8,658)
Balance, March 31, 2020	26,094,892	$3	$467,537	$(84,170)	$1,571	$384,941

The accompanying notes are an integral part of these consolidated financial statements

Karuna Therapeutics, Inc.

CONSOLIDATED Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(30,497)	$(8,658)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,822	1,634
Impairment loss on right-of-use assets	677	-
Amortization of premiums and accretion of discounts on investment securities	221	(21)
Depreciation and amortization expense	112	21
Changes in operating assets and liabilities:
Change in accrued interest on investment securities	277	(441)
Prepaid expenses and other current assets	3,546	132
Right-of-use assets	167	121
Other non-current assets	(1,006)	—
Accounts payable	322	24
Accrued expenses	(754)	(1,051)
Operating lease liability	(205)	(102)
Deferred rent	35	—
Other non-current liabilities	104	—
Net cash used in operating activities	(21,179)	(8,341)

Cash flows from investing activities
Purchases of investment securities	(80,856)	(70,350)
Maturities of investment securities	132,000	60,000
Acquisition of property and equipment	(47)	(76)
Net cash provided by (used in) investing activities	51,097	(10,426)

Cash flows from financing activities
Proceeds from public offering, net of underwriting discounts and commissions	270,250	—
Payment of offering costs	(98)	—
Proceeds from exercise of stock options	671	517
Net cash provided by financing activities	270,823	517
Net increase (decrease) in cash, cash equivalents and restricted cash	300,741	(18,250)
Cash, cash equivalents and restricted cash at beginning of period	53,205	209,052
Cash, cash equivalents and restricted cash at end of period	$353,946	$190,802

Supplemental disclosures of cash flows information
Lease liabilities arising from obtaining right-of-use assets	$-	$2,851
Deferred offering costs included in accounts payable and accrued expenses	$135	$34
Purchases of property and equipment included in accounts payable and accrued expenses	$19	$121

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

On November 20, 2019, the Company’s registration statement on Form S-1 relating to its follow-on public offering of its common stock was declared effective by the SEC. In this offering, which closed on November 25, 2019, the Company issued and sold 2,600,000 shares of common stock at a public offering price of $96.00 per share. The aggregate net proceeds were $234.2 million after deducting underwriting discounts and commissions of $15.0 million and offering expenses of $0.4 million.

On July 2, 2020, the Company filed an automatically effective registration statement on Form S-3 (the “Registration Statement”) with the SEC which registers the offering, issuance and sale of an unspecified amount of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. The Company simultaneously entered into an equity distribution agreement with Goldman Sachs & Co. LLC, as sales agent, to provide for the issuance and sale by the Company of up to $150.0 million of common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus filed with the Registration Statement (the “ATM Program”). As of March 31, 2021, no sales had been made pursuant to the ATM Program.

On March 4, 2021, the Company completed a follow-on public offering under the Registration Statement and a related prospectus supplement in which it issued and sold 2,395,834 shares of common stock, including full exercise of the underwriters’ over-allotment option to purchase an additional 312,500 shares of common stock, at a public offering price of $120 per share. The aggregate net proceeds to the Company from the offering, inclusive of proceeds from the over-allotment exercise, were $270.0 million after deducting underwriting discounts and commissions of $17.3 million and offering expenses of $0.2 million.

The Company’s consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company experienced negative operating cash flows of $21.2 million for the three months ended March 31, 2021 and had an accumulated deficit of $174.6 million as of March 31, 2021. The Company expects to continue to generate operating losses for the foreseeable future.

The Company expects that its cash, cash equivalents and available-for-sale investments of $571.3 million as of March 31, 2021 will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the date of issuance of these consolidated financial statements.

If the Company is unable to obtain funding when needed, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

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

The accompanying consolidated balance sheet as of March 31, 2021, the consolidated statements of operations, comprehensive loss, consolidated statements of cash flows, and stockholders’ equity for the three months ended March 31, 2021 and 2020 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2021 and the results of its operations for the three months ended March 31, 2021 and 2020 and the results of its cash flows for the three months ended March 31, 2021 and 2020. Certain information and footnote disclosures typically included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these unaudited consolidated interim financial statements should be read in conjunction with the Company’s consolidated financial statements as of and for the year ended December 31, 2020. The results for the three months ended March 31, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period.

Note 2. Summary of Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2020, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K. During the three months ended March 31, 2021, there were no material changes to the Company’s significant accounting policies, notwithstanding the following policy.

Impairment of Long-Lived Assets

The Company continually evaluates long-lived assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparing the carrying values of the assets to the expected future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book values of the assets exceed their fair value.

Recently Adopted Accounting Pronouncements

New pronouncements issued but not effective until after March 31, 2021 are not expected to have a material impact on the Company’s consolidated financial statements.

Note 3. Prepaid Expenses and Other Assets and Accrued Expenses

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Prepaid research and development expenses	$16,730	$18,660
Prepaid insurance	1,053	2,116
Other	535	1,088
Total prepaid expenses and other current assets	$18,318	$21,864

The Company also had other non-current assets of $1.0 million as of March 31, 2021, which consisted of $0.6 million in prepaid research and development expenses and a security deposit of $0.4 million.

Accrued expenses consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Accrued payroll and related expenses	$1,047	$2,654
Accrued research and development expenses	2,755	1,829
Professional fees	375	458
Other	256	203
Total accrued expenses	$4,433	$5,144

Note 4. Stockholders’ Equity

Preferred Stock

On July 2, 2019, in connection with the closing of the Company’s IPO, the Company filed its amended and restated Certificate of Incorporation, which authorizes the Company to issue up to 10,000,000 shares of preferred stock, $0.0001 par value per share. There were no shares of preferred stock outstanding as of March 31, 2021 or December 31, 2020.

Common Stock

As of March 31, 2021, the Company’s amended and restated Certificate of Incorporation authorized the Company to issue 150,000,000 shares of common stock, $0.0001 par value per share.

Holders of the common stock are entitled to one vote for each share of common stock held at all meetings of stockholders and written actions in lieu of meetings. The holders of common stock are entitled to receive dividends out of funds legally available, as declared by the board of directors. These dividends are subject to the preferential dividend rights of the holders of the Company’s preferred stock. Through March 31, 2021, no cash dividends have been declared or paid.

Note 5. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share of common stock for the three months ended March 31, 2021 and 2020 (in thousands, except share and per share data):

	Three Months Ended March 31,
	2021	2020
Net Loss	$(30,497)	$(8,658)
Weighted-average shares used in computing net loss per share	27,786,538	26,042,434
Net loss per share, basic and diluted	$(1.10)	$(0.33)

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

Common Stock Equivalents

The following common stock equivalents, presented based on amounts outstanding at each period end, have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive impact:

	March 31,
	2021	2020
Stock options to purchase common stock	5,171,914	4,974,356

Note 6. Stock-based Compensation

Stock Options

In September 2009, the Company’s board of directors approved the 2009 Stock Incentive Plan (the “2009 Plan”) which provided for the grant of incentive stock options to employees and non-statutory stock options to directors, consultants, and non-employees of the Company. The aggregate common shares issuable were 3,911,138 under the 2009 Plan, as amended. The 2009 Plan terminated in July 2019 effective upon the completion of the Company’s IPO. No additional options will be granted under the 2009 Plan. As of March 31, 2021, there were 2,618,016 options outstanding under the 2009 Plan.

In May 2019, the Company’s board of directors approved the 2019 Stock Option and Incentive Plan (the “2019 Plan”) which became effective on June 26, 2019, the date immediately prior to the date on which the registration statement related to the IPO was declared effective by the SEC. The 2019 Plan will expire in May 2029. Under the 2019 Plan, the Company may grant incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units and other stock-based awards. There were 1,709,832 shares of the Company’s common stock initially reserved for issuance under the 2019 Plan. The number of shares of common stock that may be issued under the 2019 Plan automatically increases on January 1 of each calendar year, commencing on January 1, 2020 and each January 1 thereafter, by 4% of the number of shares of common stock outstanding on the immediately preceding December 31 or such lesser amount determined by the Company’s board of directors or the compensation committee of the board of directors. In addition, any shares of common stock underlying any awards from the 2009 Plan that are forfeited, cancelled, held back, reacquired, or otherwise terminated shall be added back to the shares of stock available for issuance under the 2019 Plan. As of March 31, 2021, there were 1,412,344 common shares available for issuance and 2,553,898 options outstanding under the 2019 Plan.

Options under the 2019 Plan generally vest based on the grantee’s continued service with the Company during a specified period following a grant as determined by the board of directors and expire ten years from the grant date. Awards typically vest in four years, but vesting conditions can vary based on the discretion of the Company’s board of directors.

A summary of the Company’s stock option activity and related information is as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2020	4,612,790	$28.63	8.3	$336,740
Granted	644,625	128.50
Exercised	(56,876)	11.80
Forfeited	(28,625)	38.73
Outstanding as of March 31, 2021	5,171,914	$41.21	8.3	$415,257
Options vested and expected to vest as of March 31, 2021	5,171,914	$41.21	8.3	$415,257
Options exercisable as of March 31, 2021	3,099,022	$14.12	7.7	$328,828

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of March 31, 2021.

As of March 31, 2021, there was $86.0 million of unrecognized compensation cost, which is expected to be recognized over a weighted-average period of 3.4 years.

Stock-based Compensation Expense

Stock-based compensation expense is classified in the statements of operations for the three months ended March 31, 2021 and 2020 as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
General and administrative	$3,741	$1,285
Research and development	2,081	349
Total stock-based compensation expense	$5,822	$1,634

Note 7. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s assets as of March 31, 2021 and December 31, 2020 that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurement
	at March 31, 2021 Using
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$335,151	$—	$—	$335,151
Commercial paper	—	12,000	—	12,000
Investment securities:
U.S. Treasuries	99,912	—	—	99,912
Corporate debt securities	—	28,762	—	28,762
Commercial paper	—	88,936	—	88,936
Total	$435,063	$129,698	$—	$564,761

	Fair Value Measurement
	at December 31, 2020 Using
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$50,141	$—	$—	$50,141
Investment securities:
U.S. Treasuries	172,295	—	—	172,295
Corporate debt securities	—	36,817	—	36,817
Commercial paper	—	60,170	—	60,170
Total	$222,436	$96,987	$—	$319,423

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

The estimated fair value and amortized cost of the Company’s available-for-sale investments, by contractual maturity and security type, are summarized as follows (in thousands):

	March 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasuries (due within one year)	99,907	5	—	99,912
Corporate debt securities (due within one year)	24,639	1	(9)	24,631
Corporate debt securities (due after one year and less than two years)	4,131	—	—	4,131
Commercial paper (due within one year)	88,924	13	(1)	88,936
Total	$217,601	$19	$(10)	$217,610

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasuries (due within one year)	$172,265	$37	$(7)	$172,295
Corporate debt securities (due within one year)	36,823	3	(9)	36,817
Commercial paper (due within one year)	60,155	16	(1)	60,170
Total	$269,243	$56	$(17)	$269,282

The Company has classified all of its available-for-sale investment securities, including those with maturities beyond one year, as current assets on its condensed consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations.

The Company is required to determine whether a decline in the fair value below the amortized cost basis of available-for-sale securities is due to credit-related factors. At each reporting date, the Company performs an evaluation of impairment to determine if any unrealized losses are the result of credit losses. Impairment is assessed at the individual security level. Factors considered in determining whether a loss resulted from a credit loss or other factors include the Company’s intent and ability to hold the investment until the recovery of its amortized cost basis, the extent to which the fair value is less than the amortized cost basis, the length of time and extent to which fair value has been less than the cost basis, the financial condition of the issuer, any historical failure of the issuer to make scheduled interest or principal payments, any changes to the rating of the security by a rating agency, any adverse legal or regulatory events affecting the issuer or issuer’s industry, and any significant deterioration in economic conditions.

Unrealized losses on available-for-sale securities presented in the previous table have not been recognized in the consolidated statements of operations because the securities are high credit quality, investment grade securities that the Company does not intend to sell and will not be required to sell prior to their anticipated recovery, and the decline in fair value is attributable to factors other than credit losses. Based on its evaluation, the Company determined its year-to-date credit losses related to its available-for-sale securities were immaterial at March 31, 2021 and December 31, 2020.

Note 8. Commitments and Contingencies

Leases

The Company entered into an agreement to lease approximately 7,050 square feet of office space in Boston, Massachusetts (“Original Premises”) that began in December 2018 and had an original expiry in February 2023. In January 2020, the Company entered into an amended agreement (“Amended Lease Agreement”) to gain access to approximately 4,175 square feet of additional office space (“Expansion Premises”) beginning in March 2020, and to extend the maturity of the agreement for the Original Premises to December 2023. The Amended Lease Agreement provides for future minimum annual rental payments as defined within the agreement. Under the terms of the Amended Lease Agreement, the Company is required to maintain a cash balance of approximately $0.2 million to secure a letter of credit associated with this lease. The amount was classified as restricted cash in the consolidated balance sheets as of March 31, 2021 and December 31, 2020. The Amended Lease Agreement also provides for approximately $0.1 million in leasehold incentives which may be applied to base rent or improvements to the Expansion Premises, subject to limitations.

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

The Company recognized approximately $1.8 million in incremental lease liabilities arising from obtaining ROU assets as a result of the Amended Lease Agreement and Indiana Lease Agreement in the three months ended March 31, 2020.

The components of lease cost were as follows (dollar amounts in thousands):

	Three Months Ended March 31,
	2021	2020
Lease Cost
Operating lease cost	$207	$155
Short-term lease cost	—	—
Total lease cost	$207	$155

Other Information
Cash paid for amounts included in the measurement of lease liabilities	$244	$136
Operating lease liabilities arising from obtaining right-of-use assets	$—	$2,851
Weighted-average remaining lease term	2.69 years	3.69 years
Weighted-average discount rate	6.21%	6.16%

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities and a reconciliation to present value of lease liabilities as of March 31, 2021 (in thousands):

Year ended:
December 31, 2021	738
December 31, 2022	1,001
December 31, 2023	949
Total future minimum lease payments	2,688
Less imputed interest	(208)
Present value of lease liabilities	$2,480

In March 2021, the Company entered into an agreement (“High Street Lease”) to sublease approximately 25,445 square feet of office space in Boston, Massachusetts, beginning on April 1, 2021. The initial fixed rental rate is $60 per rentable square foot of the premises per annum and will increase at a rate of $1 per rentable square foot each year, with base rent first becoming due on July 1, 2021. Upon signing of the High Street Lease, the Company was also required to pay the first full monthly installment of base rent of $0.1 million and a security deposit of $0.4 million, which have been recorded within prepaid expense and other current assets and other non-current assets, respectively, on the consolidated balance sheet as of March 31, 2021.

Simultaneously, the Company entered into an agreement to sublease (“Original Premises Sublease”) approximately 7,050 square feet of its current Boston office space to a third party from July 1, 2021 through the remainder of its current lease term, which ends on December 31, 2023. The initial fixed rental rate is $59 per rentable square foot of the premises per annum, and will increase at a rate of 2% per year, with base rent first becoming due on July 1, 2021. Upon signing of the Original Premises Sublease, the agreement required payment of the first full monthly installment of base rent of less than $0.1 million and a security deposit of $0.1 million, which have been recorded within deferred rent and other non-current liabilities, respectively, on the consolidated balance sheet as of March 31, 2021.

Historically, all Company assets and liabilities belonged to a single corporate office asset group. The circumstances described above triggered a reassessment of asset grouping, such that the ROU assets associated with the Original Premises and Expansion Premises had their own separately identifiable cash flows and therefore their own separate asset grouping. Further, sublease income associated with the existing corporate office space is projected to be lower than lease payments owed by the Company for this space, and therefore impairment was indicated for this new asset group.

The carrying value of these ROU assets immediately before impairment was $2.0 million, and the fair value of these operating lease ROU assets immediately subsequent to the impairment, calculated as the present value of the estimated future cash flows attributable to the assets, was $1.3 million. The Company recognized approximately $0.7 million in impairment losses on ROU assets, within other income (loss) on the statement of operations for the three months ended March 31, 2021.

The Company expects to recognize a ROU asset and corresponding lease liability of approximately $6.2 million and $6.0 million, respectively, on its consolidated balance sheet as of April 1, 2021, upon commencement of the High Street Lease.

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

The initial upfront payment of $0.1 million was expensed when incurred in May 2012. As of March 31, 2021, no milestones have been reached and, accordingly, no milestone payments have been made.

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

The Company incurred no expenses related to the Patent License Agreement provided by PureTech Health during the three months ended March 31, 2021 or 2020. In December 2020, the Company paid $2.0 million to PureTech Health, having reached the milestone of Phase 3 clinical trial commencement. The Company had no outstanding liabilities to PureTech Health related to the Patent License Agreement as of March 31, 2021 and December 31, 2020.

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

Litigation

The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities as of March 31, 2021.

Note 9. 401(k) Savings Plan

The Company has a 401(k) retirement plan in which substantially all U.S. employees are eligible to participate. Eligible employees may elect to contribute up to the maximum limits, as set by the Internal Revenue Service, of their eligible compensation. The total contribution expense for the Company was $0.2 million and less than $0.1 million for the three months ended March 31, 2021 and 2020, respectively.

Note 10. Subsequent Events

On April 30, 2021, the Company entered into an agreement (“First Expansion Premises Sublease”) to sublease approximately 1,751 square feet of its Expansion Premises to a third party from June 1, 2021 through the remainder of its current lease term, which ends on December 31, 2023. The initial fixed rental rate is $61 per rentable square foot per annum and will increase at a rate of 2% per year, with base rent commencing on June 1, 2021.

On May 5, 2021, the Company’s Board of Directors adopted resolutions to amend and restate the Company’s amended and restated bylaws to provide that unless the Company consents in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10‑Q and our audited consolidated financial statements and related notes for the year ended December 31, 2020 included in our Annual Report on Form 10-K, or the Annual Report, filed with the Securities and Exchange Commission, or the SEC, on February 25, 2021. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified and discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on form 10Q, Part I, Item 1A of our Annual Report, and in subsequent SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

On November 25, 2019, we issued and sold 2,600,000 shares of our common stock at a public offering price of $96.00 per share in a follow-on offering in which we received net proceeds of $234.2 million. Prior to the IPO and follow-on public offering, we funded our operations primarily with proceeds from the sales of redeemable convertible preferred stock and the issuance of convertible notes.

On July 2, 2020, we filed an automatically effective registration statement on Form S-3, or the Registration Statement, with the SEC which registers the offering, issuance and sale of an unspecified amount of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into an equity distribution agreement with Goldman Sachs & Co. LLC, as sales agent, to provide for the issuance and sale by the Company of up to $150.0 million of common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus filed with the Registration Statement, or the ATM Program. As of March 31, 2021, no sales had been made pursuant to the ATM Program.

On March 4, 2021, we completed a follow-on public offering under the Registration Statement and a related prospectus supplement in which we issued and sold 2,395,834 shares of our common stock, including full exercise of the underwriters’ over-allotment option to purchase an additional 312,500 shares, at a public offering price of $120 per share. The aggregate net proceeds from the offering were $270.0 million.

We have never generated revenue and have incurred significant net losses since inception. Our net losses were $30.5 million and $8.7 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $174.6 million. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our operating expenses and capital expenditures will increase substantially, particularly as we:

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

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of private and public equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution, or licensing arrangements with third parties. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates.

As of March 31, 2021, we had cash, cash equivalents and available-for-sale investments of $571.3 million. We believe that our existing cash, cash equivalents and available-for-sale investments will be sufficient to meet our anticipated operating and capital expenditure requirements for twelve months following the potential submission of a new drug application, or NDA, with the U.S. Food and Drug Administration for KarXT for the treatment of acute psychosis in patients with schizophrenia. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources.”

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

We do not track certain research and development expenses on an indication-by-indication basis as they primarily relate to personnel, early research and consumable costs or other consulting costs which are deployed across multiple projects under development. These costs are included in unallocated research and development expenses in the table below. Other research and development costs, such as fees paid to consultants, central laboratories, contractors, CMOs and CROs in connection with our clinical development activities, are tracked on an indication-by-indication basis. Formulation and CMC, preclinical, and discovery expenses consist of costs associated with activities to support our current and future clinical programs, but are not allocated on an indication-by-indication basis due to the overlap of the potential benefit of those efforts across multiple indications that utilize KarXT and future product and development candidates. The following table summarizes our research and development expenses:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Schizophrenia clinical trials	$7,162	$60
Pain clinical trials	131	305
Dementia-related psychosis clinical trials	186	485
Formulation and CMC	3,334	745
Preclinical	524	97
Discovery	3,091	633
Unallocated expenses	5,758	2,095
Total research and development expense	$20,186	$4,420

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

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research activities and development of our product candidates, and if and as we commercialize. We will also continue to incur increased accounting, audit, legal, regulatory, compliance and director and officer insurance costs as well as investor and public relations expenses associated with operating as a public company.

Other Income, Net

Impairment Loss on Right-of-use Assets.    Impairment loss on right-of-use assets represents impairment recognized on our right-of-use lease assets due to carrying value exceeding fair value.

Interest Income.    Interest income consists of interest income from our cash equivalents and available-for-sale investments.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

	Three Months Ended March 31,
	2021	2020	Change
		(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	20,186	4,420	15,766
General and administrative	9,777	5,635	4,142
Total operating expenses	29,963	10,055	19,908
Loss from operations	(29,963)	(10,055)	(19,908)
Total other income, net	(534)	1,397	(1,931)
Net loss attributable to common stockholders	$(30,497)	$(8,658)	$(21,839)

Research and Development Expenses

	Three Months Ended March 31,
	2021	2020	Change
		(in thousands)
Direct research and development expenses:
Schizophrenia clinical trials	$7,162	$60	$7,102
Pain clinical trials	131	305	(174)
Dementia-related psychosis clinical trials	186	485	(299)
Formulation and CMC	3,334	745	2,589
Preclinical	524	97	427
Discovery	3,091	633	2,458
Unallocated expenses:
Personnel related expenses (including stock-based compensation)	5,280	1,405	3,875
Consultant fees and other expenses	478	690	(212)
Total research and development expense	$20,186	$4,420	$15,766

Expenses related to our schizophrenia clinical trials increased by $7.1 million in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 due to expenses related to start-up and ongoing enrollment activities for our EMERGENT Phase 3 trials. The decrease of $0.2 million in expenses related to pain clinical trials is primarily due to close out costs incurred for our Phase 1b trial incurred in the three months ended March 31, 2021, as compared to larger costs for ongoing enrollment and dosing activities incurred in the three months ended March 31, 2020. The decrease of $0.3 million in expenses related to our dementia-related psychosis, or DRP, clinical trials during the three months ended March 31, 2021 is primarily driven by pandemic-related delays in enrollment and dosing activities during the first three months of 2021. Formulation and CMC expenses increased by $2.6 million due to an increase in manufacturing activities to obtain sufficient supply to support current and future clinical trial activities, as well materials required for a potential NDA application. Preclinical expenses increased by $0.4 million due to the initiation of new studies in late 2020 and into 2021. The increase of $2.5 million in discovery costs is due to an increase in ongoing discovery efforts, including ongoing collaborations with Charles River Labs and Psychogenics, Inc. The increase of $3.9 million in personnel-related costs was primarily a result of an increase in headcount. The decrease of $0.2 million in consultant fees and other expenses was due a decrease in consulting costs not specifically allocated to discovery, preclinical, clinical, formulation and CMC activities.

General and Administrative Expenses

	Three Months Ended March 31,
	2021	2020	Change
		(in thousands)
Personnel-related expenses (including stock-based compensation)	$5,699	$2,890	$2,809
Professional and consultant fees	2,333	1,200	1,133
Other	1,745	1,545	200
Total general and administrative expense	$9,777	$5,635	$4,142

The increase of $2.8 million in personnel-related costs in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 was primarily a result of an increase in headcount. The increase of $1.1 million in professional and consultant fees was primarily due to an increase in recruiting fees, accounting fees, legal costs, and consulting fees related to our ongoing business activities. The increase of $0.2 million in other costs was primarily due to increased lease costs for our facility lease in Boston, Massachusetts and office lease in Carmel, Indiana, as well as other infrastructure and administrative related costs to support increased headcount.

Other Income, Net

	Three Months Ended March 31,
	2021	2020	Change
		(in thousands)
Impairment loss on right-of-use assets	$(677)	$—	$(677)
Interest income	143	1,397	(1,254)
Total other income (loss), net	$(534)	$1,397	$(1,931)

Impairment loss on right-of-use assets for the three months ended March 31, 2021 represents impairment recognized on our right-of-use lease assets to the extent carrying value exceeded fair value for our facility lease in Boston, Massachusetts. See Note 8 to our consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Interest income is attributable to interest earned on our cash equivalents and available-for-sale investments. The decrease of $1.3 million in interest income is primarily due to lower market interest rates.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. To date, we have funded our operations primarily with proceeds from the sale of redeemable convertible preferred stock, issuance of convertible notes, and sales of our common stock. Through March 31, 2021, our operations have been financed by net proceeds of $25.7 million from the issuance of convertible notes, $91.0 million from the sale of shares of our redeemable convertible preferred stock, $93.0 million from the sale of our common stock in our IPO, $234.2 million from the sale of our common stock in a follow-on public offering in November 2019, and $270.0 million from the sale of our common stock in a follow-on public offering in March 2021. As of March 31, 2021, we had $571.3 million in cash, cash equivalents and available-for-sale investments, and an accumulated deficit of $174.6 million.

On July 2, 2020, we filed the Registration Statement with the SEC and simultaneously entered into an equity distribution agreement with Goldman Sachs & Co. LLC, as sales agent, for the ATM Program. As of March 31, 2021, no sales had been made pursuant to the ATM Program.

Our primary use of cash has been to fund operating expenses, which consist of research and development and general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(21,179)	$(8,341)
Net cash provided by (used in) investing activities	51,097	(10,426)
Net cash provided by financing activities	270,823	517
Net increase (decrease) in cash, cash equivalents and restricted cash	$300,741	$(18,250)

Cash Flows from Operating Activities

Cash used in operating activities for the three months ended March 31, 2021 was $21.2 million, consisting of a net loss of $30.5 million partially offset by non-cash items, including stock-based compensation expense of $5.8 million and impairment loss on right-of-use assets of $0.7 million. The change in our net operating assets and liabilities was mainly due to a decrease in prepaid expenses and other current assets of $3.5 million, which was driven mainly by upfront payments to our CROs and CMOs in 2020.

Cash used in operating activities for the three months ended March 31, 2020 was $8.3 million, consisting of a net loss of $8.7 million partially offset by non-cash items, including stock-based compensation expense of $1.6 million. The change in our net operating assets and liabilities was mainly due to a decrease in accrued expenses of $1.1 million.

Cash Flows from Investing Activities

Cash provided by investing activities for the three months ended March 31, 2021 was $51.1 million, primarily attributable to maturities of investment securities of $132.0 million, which were partially offset by purchases of investment securities of $80.9 million.

Cash used in investing activities for the three months ended March 31, 2020 was $10.4 million, primarily attributable to the purchases of short-term investments of $70.4 million, which was partially offset by maturities of short-term investments of $60.0 million.

Cash Flows from Financing Activities

Cash provided by financing activities for the three months ended March 31, 2021 was $270.8 million, which was primarily attributable to $270.0 million in net proceeds received from the sale of our common stock in our follow-on public offering.

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

As of March 31, 2021, we had cash and cash equivalents and available-for-sale investments of $571.3 million. Based on our current plans, we believe that our existing cash, cash equivalents and available-for-sale investments will be sufficient to meet our anticipated operating and capital expenditure requirements for twelve months following the potential submission of an NDA for KarXT for the treatment of acute psychosis in patients with schizophrenia.

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
•

the costs of preparing, filing and prosecuting patent applications, and maintaining and protecting our intellectual property rights, including enforcing and defending intellectual property related claims; and

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

Contractual Obligations and Other Commitments

In January 2020, we amended our current lease for 7,050 square feet of office space in Boston, Massachusetts (“Original Premises”) to acquire approximately 4,175 in additional square feet (“Expansion Premises”) and to extend the original lease term through December 2023. Remaining lease payments from April 1, 2021 through the end of the lease term total $2.3 million for both the Original Premises and the Expansion Premises, of which we took possession of 2,422 square feet and 1,753 square feet in February 2020 and August 2020, respectively.

In February 2020, we entered into an agreement to lease approximately 5,050 square feet of office space in Carmel, Indiana. The term of the lease commenced in June 2020 and expires in July 2023. Remaining lease payments will total approximately $0.4 million over the term of the lease.

In March 2021, we entered into an agreement to sublease approximately 25,445 square feet of office space in Boston, Massachusetts, as part of the relocation of our corporate headquarters. The term of the sublease extends from April 1, 2021 through December 31, 2025 and provides for escalating annualized base rent payments starting at approximately $1.5 million and increasing to $1.6 million in the final year of the sublease.

Simultaneously, in March 2021, we entered into an agreement to sublease the Original Premises to a third party. The term of the sublease extends from July 1, 2021 through December 31, 2023.

During the three months ended March 31, 2021, there were no other material changes to our contractual obligations and commitments described in our Annual Report, as filed with the SEC.

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

JOBS Act Accounting Election

As of June 30, 2020, the market value of our common stock held by non-affiliates exceeded $700 million, and as a result, as of January 1, 2021, we qualified as a “large accelerated filer” and no longer qualified as an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As a large accelerated filer, we are subject to certain disclosure requirements that are applicable to other public companies that were not applicable to us as an emerging growth company, including compliance with the auditor attestation requirements in the assessment of our internal control over financial reporting imposed by the Sarbanes-Oxley Act of 2002, compliance with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements and full disclosure obligations regarding executive compensation.  Additionally, we are no longer able to take advantage of transition periods for complying with new or revised accounting standards that are available to emerging growth companies.

Recently Issued or Adopted Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and available-for-sale investment securities of $571.3 million as of March 31, 2021, which consisted primarily of money market funds and investment securities, largely composed of U.S. Treasuries and investment grade, short to intermediate term fixed income securities.

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

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the three months ended March 31, 2021 and 2020.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2021.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings.

Item 1A. Risk Factors.

Our business is subject to numerous risks. The following information updates, and should be read in conjunction with, the risk factors previously disclosed in Item 1A, subsection “Risk Factors” to Part I of our 2020 Annual Report on Form 10-K filed with the SEC on February 25, 2021, or the Annual Report. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

In addition to the risks described in our Annual Report, you should carefully consider the other information set forth in this Form 10-Q and the information in our other filings with the SEC, as they could materially affect our business, financial condition or future results of operations. There have been no material changes to the risk factors previously disclosed in our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Bylaws Amendment

On May 5, 2021, our Board of Directors adopted resolutions to amend and restate our amended and restated bylaws to provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. The Board approved the amendment in order to reduce any potential expenses that we may incur in connection with any such actions or proceedings if we were required to defend any such potential actions or proceedings in parallel proceedings in federal and state courts simultaneously. The foregoing description of our amendment and restatement to our amended and restated bylaws does not purport to be complete and is qualified in its entirety by reference to the text of the amended and restated bylaws, which are attached as Exhibit 3.1 to this Quarterly Report on Form 10-Q and are incorporated herein by reference.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference, are filed or furnished as part of this Quarterly Report on Form 10‑Q.

Exhibit Number	Description

3.1*	Amended and Restated Bylaws of the Registrant

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
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

KARUNA THERAPEUTICS, INC.

Date: May 6, 2021	By:	/s/ Steven Paul, M.D.
Steven Paul, M.D.
Chief Executive Officer, President and Chairman (Principal Executive Officer)

Date: May 6, 2021	By:	/s/ Troy Ignelzi
Troy Ignelzi
Chief Financial Officer (Principal Financial and Accounting Officer)