Form 10-Q
period 2021-06-30
Karuna Therapeutics, Inc.
filed 2021-08-05
CIK 1771917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 31, 2021, the registrant had 29,551,248 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

KARUNA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$345,649	$53,048
Investment securities, available-for-sale	197,979	269,282
Prepaid expenses and other current assets	23,065	21,864
Deferred offering costs	405	405
Total current assets	567,098	344,599
Restricted cash	261	157
Right-of-use lease assets - operating, net	7,327	2,420
Property and equipment, net	1,773	449
Other non-current assets	729	—
Total assets	$577,188	$347,625
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,966	$865
Accrued expenses	6,345	5,144
Current portion of operating lease liability	1,963	844
Deferred rent	35	—
Total current liabilities	10,309	6,853
Operating lease liability, net of current portion	6,437	1,841
Other non-current liabilities	104	—
Total liabilities	16,850	8,694
Commitments and Contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and 0 shares outstanding as of June 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at June 30, 2021 and December 31, 2020; 29,543,810 and 26,988,458 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	3	3
Additional paid-in capital	769,319	482,955
Accumulated deficit	(208,979)	(144,066)
Accumulated other comprehensive income (loss)	(5)	39
Total stockholders’ equity	560,338	338,931
Total liabilities and stockholders’ equity	$577,188	$347,625

The accompanying notes are an integral part of these consolidated financial statements

Karuna Therapeutics, Inc.

CONSOLIDATED Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	—	—	—	—
Operating expenses:
Research and development	$24,147	$10,819	$44,333	$15,239
General and administrative	10,384	7,006	20,161	12,641
Total operating expenses	34,531	17,825	64,494	27,880
Loss from operations	(34,531)	(17,825)	(64,494)	(27,880)
Other income (loss), net:
Impairment loss on right-of-use assets	—	—	(677)	—
Interest income	106	779	249	2,176
Sublease income	9	-	9	-
Total other income (loss), net	115	779	(419)	2,176
Net loss before income taxes	(34,416)	(17,046)	(64,913)	(25,704)
Income tax provision	—	—	—	—
Net loss attributable to common stockholders	$(34,416)	$(17,046)	$(64,913)	$(25,704)
Net loss per share, basic and diluted (Note 5)	$(1.17)	$(0.65)	$(2.27)	$(0.98)
Weighted average common shares outstanding used in computing net loss per share, basic and diluted	29,482,511	26,186,493	28,639,210	26,114,464

The accompanying notes are an integral part of these consolidated financial statements

Karuna Therapeutics, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(34,416)	$(17,046)	$(64,913)	$(25,704)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale investments	(14)	(674)	(44)	892
Comprehensive loss	$(34,430)	$(17,720)	$(64,957)	$(24,812)

The accompanying notes are an integral part of these consolidated financial statements

Karuna Therapeutics, Inc.

CONSOLIDATED Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Value	Capital	Deficit	Income (loss)	Equity
Balance, December 31, 2020	26,988,458	$3	$482,955	$(144,066)	$39	$338,931
Issuance of common stock upon public offering, net of $17,250 in under-writing discounts and commissions and $233 in offering costs	2,395,834	—	270,017	—	—	270,017
Stock-based compensation expense	—	—	5,822	—	—	5,822
Exercise of common options	56,876	—	671	—	—	671
Other comprehensive loss	—	—	—	—	(30)	(30)
Net loss	—	—	—	(30,497)	—	(30,497)
Balance, March 31, 2021	29,441,168	$3	$759,465	$(174,563)	$9	$584,914
Stock-based compensation expense	—	—	7,466	—	—	7,466
Exercise of common options	102,642	—	2,388	—	—	2,388
Other comprehensive loss	—	—	—	—	(14)	(14)
Net loss	—	—	—	(34,416)	—	(34,416)
Balance, June 30, 2021	29,543,810	$3	$769,319	$(208,979)	$(5)	$560,338

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Value	Capital	Deficit	Income	Equity
Balance, December 31, 2019	26,012,754	$3	$465,420	$(75,512)	$5	$389,916
Follow-on offering costs	—	—	(34)	—	—	(34)
Stock-based compensation expense	—	—	1,634	—	—	1,634
Exercise of common options	82,138	—	517	—	—	517
Other comprehensive income	—	—	—	—	1,566	1,566
Net loss	—	—	—	(8,658)	—	(8,658)
Balance, March 31, 2020	26,094,892	$3	$467,537	$(84,170)	$1,571	$384,941
Stock-based compensation expense	—	—	3,226	—	—	3,226
Exercise of common options	485,641	—	1,356	—	—	1,356
Other comprehensive loss	—	—	—	—	(674)	(674)
Net loss	—	—	—	(17,046)	—	(17,046)
Balance, June 30, 2020	26,580,533	$3	$472,119	$(101,216)	$897	$371,803

The accompanying notes are an integral part of these consolidated financial statements

Karuna Therapeutics, Inc.

CONSOLIDATED Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(64,913)	$(25,704)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	13,288	4,860
Impairment loss on right-of-use assets	677	-
Amortization of premiums and accretion of discounts on investment securities	423	83
Depreciation and amortization expense	164	54
Changes in operating assets and liabilities:
Accrued interest on investment securities	349	(187)
Prepaid expenses and other current assets	(1,328)	(3,624)
Right-of-use assets	583	273
Other non-current assets	(729)	—
Accounts payable	1,101	166
Accrued expenses	499	182
Operating lease liability	(325)	(233)
Deferred rent	35	—
Other non-current liabilities	104	—
Net cash used in operating activities	(50,072)	(24,130)

Cash flows from investing activities
Purchases of investment securities	(190,450)	(132,248)
Maturities of investment securities	251,947	80,000
Sales of investment securities	8,990	—
Acquisition of property and equipment	(786)	(233)
Net cash provided by (used in) investing activities	69,701	(52,481)

Cash flows from financing activities
Proceeds from public offering, net of underwriting discounts and commissions	270,250	—
Payment of offering costs	(233)	(284)
Proceeds from exercise of stock options	3,059	1,873
Net cash provided by financing activities	273,076	1,589
Net increase (decrease) in cash, cash equivalents and restricted cash	292,705	(75,022)
Cash, cash equivalents and restricted cash at beginning of period	53,205	209,052
Cash, cash equivalents and restricted cash at end of period	$345,910	$134,030

Supplemental disclosures of cash flows information
Lease liabilities arising from obtaining right-of-use assets	$6,040	$2,851
Purchases of property and equipment included in accounts payable and accrued expenses	$702	$59
Deferred offering costs included in accounts payable and accrued expenses	$-	$88

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

On July 2, 2020, the Company filed an automatically effective registration statement on Form S-3 (the “Registration Statement”) with the SEC which registered the offering, issuance and sale of an unspecified amount of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. The Company simultaneously entered into an equity distribution agreement with Goldman Sachs & Co. LLC, as sales agent, to provide for the issuance and sale by the Company of up to $150.0 million of common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus filed with the Registration Statement (the “ATM Program”). As of June 30, 2021, no sales had been made pursuant to the ATM Program.

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

The Company’s consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company experienced negative operating cash flows of $50.1 million for the six months ended June 30, 2021 and had an accumulated deficit of $209.0 million as of June 30, 2021. The Company expects to continue to generate operating losses for the foreseeable future.

The Company expects that its cash, cash equivalents and available-for-sale investments of $543.6 million as of June 30, 2021 will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the date of issuance of these consolidated financial statements.

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

The accompanying consolidated balance sheet as of June 30, 2021, the consolidated statements of operations, comprehensive loss, and stockholders’ equity for the three and six months ended June 30, 2021 and 2020 and the consolidated statements of cash flows for the six months ended June 30, 2021 and 2020 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2021 and the results of its operations for the three and six months ended June 30, 2021 and 2020 and the results of its cash flows for the six months ended June 30, 2021 and 2020. Certain information and footnote disclosures typically included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these unaudited consolidated interim financial statements should be read in conjunction with the Company’s consolidated financial statements as of and for the year ended December 31, 2020. The results for the three and six months ended June 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period.

Note 2. Summary of Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2020, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K. During the three and six months ended June 30, 2021, there were no material changes to the Company’s significant accounting policies, notwithstanding the following policies.

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

Leases (Lessor Accounting)

Sublease income is recognized on a straight-line basis over the term of the sublease agreement and is recorded within other income (loss) on the consolidated statements of operations.

Recently Issued Accounting Pronouncements

New pronouncements issued but not effective until after June 30, 2021 are not expected to have a material impact on the Company’s consolidated financial statements.

Note 3. Prepaid Expenses and Other Assets and Accrued Expenses

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Prepaid research and development expenses	$22,236	$18,660
Prepaid insurance	46	2,116
Other	783	1,088
Total prepaid expenses and other current assets	$23,065	$21,864

The Company also had other non-current assets of $0.7 million as of June 30, 2021, which consisted of $0.3 million in prepaid research and development expenses and a security deposit of $0.4 million.

Accrued expenses consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Accrued payroll and related expenses	$2,068	$2,654
Accrued research and development expenses	2,741	1,829
Professional fees	588	458
Other	948	203
Total accrued expenses	$6,345	$5,144

Note 4. Stockholders’ Equity

Preferred Stock

On July 2, 2019, in connection with the closing of the Company’s IPO, the Company filed its amended and restated Certificate of Incorporation, which authorizes the Company to issue up to 10,000,000 shares of preferred stock, $0.0001 par value per share. There were no shares of preferred stock outstanding as of June 30, 2021 or December 31, 2020.

Common Stock

As of June 30, 2021, the Company’s amended and restated Certificate of Incorporation authorized the Company to issue 150,000,000 shares of common stock, $0.0001 par value per share.

Holders of the common stock are entitled to one vote for each share of common stock held at all meetings of stockholders and written actions in lieu of meetings. The holders of common stock are entitled to receive dividends out of funds legally available, as declared by the board of directors. These dividends are subject to the preferential dividend rights of the holders of the Company’s preferred stock. Through June 30, 2021, no cash dividends have been declared or paid.

Note 5. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share of common stock for the three and six months ended June 30, 2021 and 2020 (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net Loss	$(34,416)	$(17,046)	$(64,913)	$(25,704)
Weighted-average shares used in computing net loss per share	29,482,511	26,186,493	28,639,210	26,114,464
Net loss per share, basic and diluted	$(1.17)	$(0.65)	$(2.27)	$(0.98)

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

Common Stock Equivalents

The following common stock equivalents, presented based on amounts outstanding at each period end, have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive impact:

	June 30,
	2021	2020
Stock options to purchase common stock	5,149,172	4,767,515

Note 6. Stock-based Compensation

Stock Options

In September 2009, the Company’s board of directors approved the 2009 Stock Incentive Plan (the “2009 Plan”) which provided for the grant of incentive stock options to employees and non-statutory stock options to directors, consultants, and non-employees of the Company. The aggregate common shares issuable were 3,911,138 under the 2009 Plan, as amended. The 2009 Plan terminated in July 2019 effective upon the completion of the Company’s IPO. No additional options will be granted under the 2009 Plan. As of June 30, 2021, there were 2,544,825 options outstanding under the 2009 Plan.

In May 2019, the Company’s board of directors approved the 2019 Stock Option and Incentive Plan (the “2019 Plan”) which became effective on June 26, 2019, the date immediately prior to the date on which the registration statement related to the IPO was declared effective by the SEC. The 2019 Plan will expire in May 2029. Under the 2019 Plan, the Company may grant incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units and other stock-based awards. There were 1,709,832 shares of the Company’s common stock initially reserved for issuance under the 2019 Plan. The number of shares of common stock that may be issued under the 2019 Plan automatically increases on January 1 of each calendar year, commencing on January 1, 2020 and each January 1 thereafter, by 4% of the number of shares of common stock outstanding on the immediately preceding December 31 or such lesser amount determined by the Company’s board of directors or the compensation committee of the board of directors. In addition, any shares of common stock underlying any awards from the 2009 Plan that are forfeited, cancelled, held back, reacquired, or otherwise terminated shall be added back to the shares of stock available for issuance under the 2019 Plan. As of June 30, 2021, there were 1,361,895 common shares available for issuance and 2,604,347 options outstanding under the 2019 Plan.

Options under the 2019 Plan generally vest based on the grantee’s continued service with the Company during a specified period following a grant as determined by the board of directors and expire ten years from the grant date. Awards typically vest in four years, but vesting conditions can vary based on the discretion of the Company’s board of directors.

A summary of the Company’s stock option activity and related information is as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2020	4,612,790	$28.63	8.3	$336,740
Granted	731,525	128.16
Exercised	(159,518)	19.18
Forfeited	(35,625)	50.45
Outstanding as of June 30, 2021	5,149,172	$42.91	8.0	$377,238
Options vested and expected to vest as of June 30, 2021	5,149,172	$42.91	8.0	$377,238
Options exercisable as of June 30, 2021	3,223,617	$17.66	7.5	$310,539

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of June 30, 2021.

As of June 30, 2021, there was $84.0 million of unrecognized compensation cost, which is expected to be recognized over a weighted-average period of 3.0 years.

Stock-based Compensation Expense

Stock-based compensation expense is classified in the statements of operations for the three and six months ended June 30, 2021 and 2020 as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
General and administrative	$4,651	$2,308	$8,392	$3,592
Research and development	2,815	918	4,896	1,268
Total stock-based compensation expense	$7,466	$3,226	$13,288	$4,860

Note 7. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s assets as of June 30, 2021 and December 31, 2020 that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurement
	at June 30, 2021 Using
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$326,856	$—	$—	$326,856
Investment securities:
U.S. Treasuries	30,006	—	—	30,006
Corporate debt securities	—	57,540	—	57,540
Commercial paper	—	110,433	—	110,433
Total	$356,862	$167,973	$—	$524,835

	Fair Value Measurement
	at December 31, 2020 Using
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$50,141	$—	$—	$50,141
Investment securities:
U.S. Treasuries	172,295	—	—	172,295
Corporate debt securities	—	36,817	—	36,817
Commercial paper	—	60,170	—	60,170
Total	$222,436	$96,987	$—	$319,423

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

The estimated fair value and amortized cost of the Company’s available-for-sale investments, by contractual maturity and security type, are summarized as follows (in thousands):

	June 30, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasuries (due within one year)	20,000	—	—	20,000
U.S. Treasuries (due after one year and less than two years)	10,009	—	(3)	10,006
Corporate debt securities (due within one year)	31,740	1	(12)	31,729
Corporate debt securities (due after one year and less than two years)	25,831	2	(22)	25,811
Commercial paper (due within one year)	110,404	31	(2)	110,433
Total	$197,984	$34	$(39)	$197,979

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasuries (due within one year)	$172,265	$37	$(7)	$172,295
Corporate debt securities (due within one year)	36,823	3	(9)	36,817
Commercial paper (due within one year)	60,155	16	(1)	60,170
Total	$269,243	$56	$(17)	$269,282

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

Unrealized losses on available-for-sale securities presented in the previous table have not been recognized in the consolidated statements of operations because the securities are high credit quality, investment grade securities that the Company does not intend to sell and will not be required to sell prior to their anticipated recovery, and the decline in fair value is attributable to factors other than credit losses. Based on its evaluation, the Company determined its year-to-date credit losses related to its available-for-sale securities were immaterial at June 30, 2021 and December 31, 2020.

Note 8. Commitments and Contingencies

Leases

The Company entered into an agreement to lease approximately 7,050 square feet of office space in Boston, Massachusetts (“Arch Street Original Premises”) that began in December 2018 and had an original expiry in February 2023. In January 2020, the Company entered into an amended agreement (“Amended Arch Street Lease Agreement”) to gain access to approximately 4,175 square feet of additional office space (“Arch Street Expansion Premises”) beginning in March 2020, and to extend the maturity of the agreement for the Arch Street Original Premises to December 2023. The Amended Arch Street Lease Agreement provides for future minimum annual rental payments as defined within the agreement. Under the terms of the Amended Arch Street Lease Agreement, the Company is required to maintain a cash balance of approximately $0.2 million to secure a letter of credit associated with this lease. The amount was classified as restricted cash in the consolidated balance sheets as of June 30, 2021 and December 31, 2020. The Amended Arch Street Lease Agreement also provides for approximately $0.1 million in leasehold incentives which may be applied to base rent or improvements to the Arch Street Expansion Premises, subject to limitations.

The Company determined the Amended Arch Street Lease Agreement represented a lease modification, and the Arch Street Original Premises and Arch Street Expansion Premises were identified as separate lease components. The extension of maturity with respect to the Arch Street Original Premises was treated as a modification not accounted for as a separate contract, in which the lease classification was reassessed, and the lease liability was remeasured. The effect of the remeasurement, in the amount of $0.4 million, was recorded as an adjustment to the right-of-use (“ROU”) lease asset as of February 1, 2020, the effective date of the modification. The addition of the Arch Street Expansion Premises was accounted for as a separate contract which granted the Company an additional right of use not included in the original lease, in which the lease payments increased commensurate with the standalone price for the additional right of use. As the leasehold incentives were not paid or payable at commencement, the Company will account for the incentives once the contingency is resolved.

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

In March 2021, the Company entered into an agreement (“High Street Lease”) to sublease from a third party approximately 25,445 square feet of office space in Boston, Massachusetts, beginning on April 1, 2021. The initial fixed rental rate is $60 per rentable square foot of the premises per annum and will increase at a rate of $1 per rentable square foot each year, with base rent first becoming due on July 1, 2021. Upon signing of the High Street Lease, the Company was also required to pay the first full monthly installment of base rent of $0.1 million and a security deposit of $0.4 million. The security deposit was recorded within other non-current assets on the consolidated balance sheet as of June 30, 2021. The first monthly installment was included as an adjustment to the ROU asset recognized upon commencement of the lease. The Company recognized an ROU asset and corresponding lease liability of approximately $6.2 million and $6.0 million, respectively, on its consolidated balance sheet as of April 1, 2021, upon commencement of the High Street Lease.

For each of the lease agreements entered into or modified, the Company identified certain non-lease components. Lease and non-lease components were combined into a single lease component. In addition, all identified leases were assessed as operating leases.

As the Company’s leases do not provide an implicit rate, the Company used its incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a term equal to the lease payments in a similar economic environment, in determining the present value of lease payments for each identified lease at the lease commencement date.

Simultaneous with the High Street Lease, the Company entered into an agreement (“Arch Street Original Premises Sublease”) to sublease approximately 7,050 square feet of its former Arch Street Boston headquarters to a third party from July 1, 2021 through the remainder of its current lease term, which ends on December 31, 2023. The initial fixed rental rate is $59 per rentable square foot of the premises per annum, and will increase at a rate of 2% per year, with base rent first becoming due on October 1, 2021. Upon signing of the Arch Street Original Premises Sublease, the agreement required payment of the first full monthly installment of base rent of less than $0.1 million and a security deposit of $0.1 million, which have been recorded within deferred rent and other non-current liabilities, respectively, on the consolidated balance sheet as of June 30, 2021.

On April 30, 2021, the Company entered into an agreement to sublease approximately 1,751 square feet of the Arch Street Expansion Premises to another third party from June 1, 2021 through the remainder of its current lease term, which ends on December 31, 2023. The initial fixed rental rate is $61 per rentable square foot per annum and will increase at a rate of 2% per year, with base rent commencing on June 1, 2021.

The components of lease cost were as follows (dollar amounts in thousands):

	Six Months Ended June 30,
	2021	2020
Lease Cost
Operating lease cost	$748	$348
Short-term lease cost	—	—
Sublease income	(9)	—
Total lease cost	$739	$348

Other Information
Cash paid for amounts included in the measurement of lease liabilities	$490	$308
Operating lease liabilities arising from obtaining right-of-use assets	$6,040	$2,851
Weighted-average remaining lease term	3.95 years	3.44 years
Weighted-average discount rate	5.91%	6.16%

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities and a reconciliation to present value of lease liabilities as of June 30, 2021 (in thousands):

Year ended:
December 31, 2021	$1,128
December 31, 2022	2,547
December 31, 2023	2,520
December 31, 2024	1,597
December 31, 2025	1,622
Total future minimum lease payments	9,414
Less imputed interest	(1,014)
Present value of lease liabilities	$8,400

The following summarizes the annual undiscounted cash flows to be received from subleases (in thousands):

Year ended:
December 31, 2021	$54
December 31, 2022	108
December 31, 2023	110
Total future sublease payments to be received	$272

Historically, all Company assets and liabilities belonged to a single corporate office asset group. The circumstances described above triggered a reassessment of asset grouping, such that the ROU assets associated with the Arch Street Original Premises and Arch Street Expansion Premises had their own separately identifiable cash flows and therefore their own separate asset grouping. Further, sublease income associated with the Arch Street office space is projected to be lower than lease payments owed by the Company for this space, and therefore impairment was indicated for this new asset group.

The carrying value of these ROU assets immediately before impairment was $2.0 million, and the fair value of these operating lease ROU assets immediately subsequent to the impairment, calculated as the present value of the estimated future cash flows attributable to the assets, was $1.3 million. The Company recognized approximately $0.7 million in impairment losses on ROU assets within other income (loss) on the statement of operations for the six months ended June 30, 2021.

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

The initial upfront payment of $0.1 million was expensed when incurred in May 2012. As of June 30, 2021, no milestones have been reached and, accordingly, no milestone payments have been made.

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

The Company incurred no expenses related to the Patent License Agreement provided by PureTech Health during the six months ended June 30, 2021 or 2020. In December 2020, the Company paid $2.0 million to PureTech Health, having reached the milestone of Phase 3 clinical trial commencement. The Company had no outstanding liabilities to PureTech Health related to the Patent License Agreement as of June 30, 2021 and December 31, 2020.

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

Litigation

The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities as of June 30, 2021.

Note 9. 401(k) Savings Plan

The Company has a 401(k) retirement plan in which substantially all U.S. employees are eligible to participate. Eligible employees may elect to contribute up to the maximum limits, as set by the Internal Revenue Service, of their eligible compensation. The total contribution expense for the Company was $0.3 million and $0.1 million for the six months ended June 30, 2021 and 2020, respectively.

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

In November 2019, we announced positive results from the first trial in our EMERGENT program, the clinical program evaluating KarXT for the treatment of schizophrenia. In this Phase 2 trial, EMERGENT-1, we evaluated KarXT for the treatment of acute psychosis in adults with schizophrenia. KarXT met the trial’s primary endpoint with a statistically significant (p<0.0001) and clinically meaningful 11.6 point mean reduction in total Positive and Negative Syndrome Scale, or PANSS, scores over placebo at week 5 (-17.4 KarXT vs. -5.9 placebo). Following the positive results of EMERGENT-1, we had an End-of-Phase 2 meeting with the U.S. Food and Drug Administration, or FDA, in which the FDA confirmed that our completed EMERGENT-1 trial, along with one successful Phase 3 efficacy and safety trial, and additional safety data to meet regulatory requirements, would be acceptable to support a New Drug Application, or NDA, filing.

In addition to our completed positive Phase 2 EMERGENT-1 trial, our EMERGENT program includes two Phase 3 trials evaluating the efficacy and safety of KarXT compared to placebo (EMERGENT-2 & EMERGENT-3, which are similar in design to EMERGENT-1), and two Phase 3 trials evaluating the long-term safety of KarXT (EMERGENT-4 & EMERGENT-5). All Phase 3 trials within our EMERGENT program are currently enrolling, with details as follows:

•

EMERGENT-2: A five-week inpatient trial evaluating the efficacy and safety of KarXT compared to placebo in 246 adults with schizophrenia in the U.S. Enrollment for this trial began in December 2020 and we anticipate reporting topline data in mid-2022.

•

EMERGENT-3: A five-week inpatient trial evaluating the efficacy and safety of KarXT compared to placebo in 246 adults with schizophrenia in the U.S. and Ukraine. Enrollment for this trial began in the second quarter of 2021.

•

EMERGENT-4: A 52-week outpatient, open-label extension trial evaluating the long-term safety and tolerability of KarXT in 350 adults with schizophrenia who completed EMERGENT-2 or EMERGENT-3. Enrollment for this trial began in the first quarter of 2021.

•

EMERGENT-5: A 52-week outpatient, open-label trial evaluating the long-term safety and tolerability of KarXT in 400 adults with schizophrenia in the U.S. in patients who were not enrolled in EMERGENT-2 or EMERGENT-3. Enrollment for this trial began in the second quarter of 2021.

We are on track to initiate our Phase 3 ARISE trial evaluating the safety and efficacy of KarXT compared to placebo as an adjunctive treatment in adults with schizophrenia who have an inadequate response to their current antipsychotic therapy in the second half of 2021. This six-week, 1:1 randomized, double-blind, placebo-controlled Phase 3 trial will enroll approximately 400 adults with schizophrenia who have not achieved an adequate response to current atypical antipsychotic treatment. Participants in this trial will continue their currently prescribed atypical antipsychotic therapy at the same dose or regimen schedule as prior to entry in the study, and will receive a flexible dose of KarXT or placebo based on tolerability and clinical response as determined by a clinician. The primary outcome measure of the trial is change in Positive and Negative Syndrome Scale (PANSS) total score of KarXT compared to placebo at week 6. Upon completion of the trial at week 6, participants will have the opportunity to enroll in a 52-week outpatient, open-label extension trial evaluating the long-term safety and tolerability of KarXT when dosed with antipsychotic treatment.

In June 2021 we announced results from our multi-cohort, placebo-controlled Phase 1b trial evaluating the safety and tolerability of KarXT in healthy elderly volunteers. Results from the trial suggest that potentially therapeutic doses of KarXT can be administered to elderly adults while maintaining a favorable tolerability profile, and support the advancement of KarXT into a Phase 2 trial. We plan to initiate the Phase 2 trial evaluating KarXT in dementia-related psychosis in the first half of 2022.

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

On July 2, 2020, we filed an automatically effective registration statement on Form S-3, or the Registration Statement, with the SEC which registered the offering, issuance and sale of an unspecified amount of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into an equity distribution agreement with Goldman Sachs & Co. LLC, as sales agent, to provide for the issuance and sale by the Company of up to $150.0 million of common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus filed with the Registration Statement, or the ATM Program. As of June 30, 2021, no sales had been made pursuant to the ATM Program.

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

We have never generated revenue and have incurred significant net losses since inception. Our net losses were $64.9 million and $25.7 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $209.0 million. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our operating expenses and capital expenditures will increase substantially, particularly as we:

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

As of June 30, 2021, we had cash, cash equivalents and available-for-sale investments of $543.6 million. We believe that our existing cash, cash equivalents and available-for-sale investments will be sufficient to meet our anticipated operating and capital expenditure requirements for at least twelve months following the potential submission of a new drug application, or NDA, with the U.S. Food and Drug Administration for KarXT for the treatment of acute psychosis in patients with schizophrenia. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources.”

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

Most research and development costs, such as fees paid to consultants, central laboratories, contractors, CMOs and CROs in connection with our clinical development activities, are tracked on an indication-by-indication basis. Formulation and CMC, preclinical, and discovery expenses consist of costs associated with activities to support our current and future clinical programs, but are not allocated on an indication-by-indication basis due to the overlap of the potential benefit of those efforts across multiple indications that utilize KarXT and future product and development candidates. We similarly do not track certain research and development expenses on an indication-by-indication basis as they primarily relate to personnel, early research and consumable costs or other consulting costs which are deployed across multiple projects under development. These costs are included in unallocated research and development expenses in the table below. The following table summarizes our research and development expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Schizophrenia clinical trials	$10,538	$2,636	$17,700	$2,696
Dementia-related psychosis clinical trials	1,212	(2)	1,398	483
Pain clinical trial	46	485	177	790
Formulation and CMC	2,243	2,732	5,577	3,477
Preclinical	219	434	743	531
Discovery	3,051	1,288	6,142	1,921
Unallocated expenses	6,838	3,246	12,596	5,341
Total research and development expense	$24,147	$10,819	$44,333	$15,239

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

Other Income (Loss), Net

Other income (loss), net, consists of interest income from our cash equivalents and available-for-sale investments and sublease income recognized in connection with the sublease of office space, offset by impairment loss on our right-of-use lease assets at our Arch Street facility, due to their carrying value exceeding their estimated fair value.

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

	Three Months Ended June 30,
	2021	2020	Change
		(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	24,147	10,819	13,328
General and administrative	10,384	7,006	3,378
Total operating expenses	34,531	17,825	16,706
Loss from operations	(34,531)	(17,825)	(16,706)
Total other income, net	115	779	(664)
Net loss attributable to common stockholders	$(34,416)	$(17,046)	$(17,370)

Research and Development Expenses

	Three Months Ended June 30,
	2021	2020	Change
		(in thousands)
Direct research and development expenses:
Schizophrenia clinical trials	$10,538	$2,636	$7,902
Dementia-related psychosis clinical trials	1,212	(2)	1,214
Pain clinical trial	46	485	(439)
Formulation and CMC	2,243	2,732	(489)
Preclinical	219	434	(215)
Discovery	3,051	1,288	1,763
Unallocated expenses:
Personnel related expenses (including stock-based compensation)	6,345	2,503	3,842
Consultant fees and other expenses	493	743	(250)
Total research and development expense	$24,147	$10,819	$13,328

Expenses related to our schizophrenia clinical trials increased by $7.9 million in the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 due to expenses related to start-up and ongoing enrollment activities for our EMERGENT Phase 3 trials. The increase of $1.2 million in expenses related to our dementia-related psychosis, or DRP, clinical trials during the three months ended June 30, 2021 is primarily driven by enrollment and dosing activities related to our completed Phase 1b clinical trial in healthy elderly volunteers. The decrease of $0.4 million in expenses related to our pain clinical trial is primarily due to unrepeated costs for enrollment and dosing activities for our Phase 1b trial incurred in the three months ended June 30, 2020, compared to close out costs for that trial incurred in the three months ended June 30, 2021. Formulation and CMC expenses decreased by $0.5 million due to the timing of manufacturing activities necessary in the prior period to support current and future clinical trial activities. Preclinical expenses decreased by $0.2 million due to the unrepeated initiation of new studies in the three months ended June 30, 2020. The increase of $1.7 million in discovery costs is due to an increase in ongoing discovery efforts, including ongoing collaborations with Charles River Labs and Psychogenics, Inc. The increase of $3.8 million in personnel-related costs was primarily a result of an increase in headcount and an increase of $1.9 million related to stock-based compensation expense. The decrease of $0.3 million in consultant fees and other expenses was due a decrease in consulting costs not specifically allocated to discovery, preclinical, clinical, formulation and CMC activities.

General and Administrative Expenses

	Three Months Ended June 30,
	2021	2020	Change
		(in thousands)
Personnel-related expenses (including stock-based compensation)	$6,892	$4,349	$2,543
Professional and consultant fees	1,372	908	464
Other	2,120	1,749	371
Total general and administrative expense	$10,384	$7,006	$3,378

The increase of $2.5 million in personnel-related costs in the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 was primarily a result of an increase in headcount and an increase of $2.3 million related to stock-based compensation expense. The increase of $0.4 million in professional and consultant fees was primarily due to an increase in recruiting fees, accounting fees, legal costs and consulting fees related to our ongoing business activities. The increase of $0.4 million in other costs was primarily due to additional lease costs for our High Street lease in Boston, Massachusetts as well as other infrastructure and administrative related costs to support increased headcount.

Other Income, Net

	Three Months Ended June 30,
	2021	2020	Change
		(in thousands)
Interest income	106	779	(673)
Sublease income	9	—	9
Total other income, net	$115	$779	$(664)

Interest income is attributable to interest earned on our cash equivalents and available-for-sale investments. The decrease of $0.7 million in interest income is primarily due to lower market interest rates.

Sublease income is due to the sublease of a portion of our Arch Street office space in Boston, Massachusetts during the three months ended June 30, 2021.

Comparison of the Six Months Ended June 30, 2021 and 2020

	Six Months Ended June 30,
	2021	2020	Change
		(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	44,333	15,239	29,094
General and administrative	20,161	12,641	7,520
Total operating expenses	64,494	27,880	36,614
Loss from operations	(64,494)	(27,880)	(36,614)
Total other income (loss), net	(419)	2,176	(2,595)
Net loss attributable to common stockholders	$(64,913)	$(25,704)	$(39,209)

Research and Development Expenses

	Six Months Ended June 30,
	2021	2020	Change
		(in thousands)
Direct research and development expenses:
Schizophrenia clinical trials	$17,700	$2,696	$15,004
Dementia-related psychosis clinical trials	1,398	483	915
Pain clinical trial	177	790	(613)
Formulation and CMC	5,577	3,477	2,100
Preclinical	743	531	212
Discovery	6,142	1,921	4,221
Unallocated expenses:
Personnel related expenses (including stock-based compensation)	11,625	3,908	7,717
Consultant fees and other expenses	971	1,433	(462)
Total research and development expense	$44,333	$15,239	$29,094

Expenses related to our schizophrenia clinical trials increased by $15.0 million in the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, due to expenses related to start-up and ongoing enrollment activities for our EMERGENT Phase 3 trials. The increase of $0.9 million in expenses related to our DRP clinical trials during the six months ended June 30, 2021 is primarily driven by enrollment and dosing activities related to our completed Phase 1b clinical trial in healthy elderly volunteers. The decrease of $0.6 million in expenses related to our pain clinical trial is primarily due to unrepeated costs for enrollment and dosing activities incurred in the six months ended June 30, 2020 for our Phase 1b trial compared to close out costs for that trial incurred in the six months ended June 30, 2021. Formulation and CMC expenses increased by $2.1 million due to an increase in manufacturing activities in 2021 to obtain sufficient supply to support current and future clinical trial activities. Preclinical expenses increased by $0.2 million due to the initiation of new studies in late 2020 and into 2021. The increase of $4.2 million in discovery costs is due to an increase in ongoing discovery efforts, including ongoing collaborations with Charles River Labs and Psychogenics, Inc. The increase of $7.7 million in personnel-related costs was primarily a result of an increase in headcount and an increase of $3.6 million related to in stock-based compensation expense. The decrease of $0.5 million in consultant fees and other expenses was due a decrease in consulting costs not specifically allocated to discovery, preclinical, clinical, formulation and CMC activities.

General and Administrative Expenses

	Six Months Ended June 30,
	2021	2020	Change
		(in thousands)
Personnel-related expenses (including stock-based compensation)	$12,591	$7,239	$5,352
Professional and consultant fees	3,705	2,108	1,597
Other	3,865	3,294	571
Total general and administrative expense	$20,161	$12,641	$7,520

The increase of $5.4 million in personnel-related costs in the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 was primarily a result of an increase in headcount and an increase of $4.8 million related to stock-based compensation expense. The increase of $1.6 million in professional and consultant fees was primarily due to an increase in recruiting fees, accounting fees, legal costs and consulting fees related to our ongoing business activities. The increase of $0.6 million in other costs was primarily due to increased lease costs for our Arch Street lease and High Street Lease in Boston, Massachusetts as well as other infrastructure and administrative related costs to support increased headcount.

Other Income (Loss), Net

	Six Months Ended June 30,
	2021	2020	Change
		(in thousands)
Impairment loss on right-of-use assets	$(677)	$—	$(677)
Interest income	249	2,176	(1,927)
Sublease income	9	—	9
Total other income (loss), net	$(419)	$2,176	$(2,595)

Impairment loss on right-of-use assets for the six months ended June 30, 2021 represents impairment recognized on our right-of-use lease assets to the extent their carrying value exceeded their estimated fair value for our Arch Street facility leases in Boston, Massachusetts. See Note 8 to our consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Interest income is attributable to interest earned on our cash equivalents and available-for-sale investments. The decrease of $1.9 million in interest income is primarily due to lower market interest rates.

Sublease income is due to the sublease of a portion of our Arch Street office space in Boston, Massachusetts during 2021.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. To date, we have funded our operations primarily with proceeds from the sale of redeemable convertible preferred stock, issuance of convertible notes, and sales of our common stock. Through June 30, 2021, our operations have been financed by net proceeds of $25.7 million from the issuance of convertible notes, $91.0 million from the sale of shares of our redeemable convertible preferred stock, $93.0 million from the sale of our common stock in our IPO, $234.2 million from the sale of our common stock in a follow-on public offering in November 2019, and $270.0 million from the sale of our common stock in a follow-on public offering in March 2021. As of June 30, 2021, we had $543.6 million in cash, cash equivalents and available-for-sale investments, and an accumulated deficit of $209.0 million.

On July 2, 2020, we filed the Registration Statement with the SEC and simultaneously entered into an equity distribution agreement with Goldman Sachs & Co. LLC, as sales agent, for the ATM Program. As of June 30, 2021, no sales had been made pursuant to the ATM Program.

Our primary use of cash has been to fund operating expenses, which consist of research and development and general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding prepaid expenses, accounts payable and accrued expenses.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(50,072)	$(24,130)
Net cash provided by (used in) investing activities	69,701	(52,481)
Net cash provided by financing activities	273,076	1,589
Net increase (decrease) in cash, cash equivalents and restricted cash	$292,705	$(75,022)

Cash Flows from Operating Activities

Cash used in operating activities for the six months ended June 30, 2021 was $50.1 million, consisting of a net loss of $64.9 million partially offset by non-cash items, including stock-based compensation expense of $13.3 million, non-cash interest on our available-for-sale investments of $0.8 million, and impairment loss on right-of-use assets of $0.7 million. The change in our net operating assets and liabilities was mainly due to an increase in prepaid expenses and other current assets of $1.3 million, offset by an increase in accounts payable of $1.1 million, primarily driven by upfront payments made to CROs and CMOs in connection with our clinical trials and the timing of payments to our vendors.

Cash used in operating activities for the six months ended June 30, 2020 was $24.1 million, consisting of a net loss of $25.7 million, partially offset by non-cash items, including stock-based compensation expense of $4.9 million. The change in our net operating assets and liabilities was mainly due to an increase in prepaid expenses and other current assets of $3.6 million, which was primarily driven by upfront payments made to CROs and CMOs in connection with our clinical trials.

Cash Flows from Investing Activities

Cash provided by investing activities for the six months ended June 30, 2021 was $69.7 million, primarily attributable to maturities and sales of investment securities of $251.0 million and $9.0 million, respectively, which were partially offset by purchases of investment securities of $190.5 million.

Cash used in investing activities for the six months ended June 30, 2020 was $52.5 million, primarily attributable to the purchases of investment securities of $132.3 million, which was partially offset by maturities of investment securities of $80.0 million.

Cash Flows from Financing Activities

Cash provided by financing activities for the six months ended June 30, 2021 was $273.1 million, which was primarily attributable to $270.0 million in net proceeds received from the sale of our common stock in our follow-on public offering.

Cash provided by financing activities for the six months ended June 30, 2020 was $1.6 million, attributable to proceeds from the exercise of stock options.

Future Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, in particular as we continue to advance our product candidates through clinical trials. In addition, we expect to incur additional costs associated with operating as a public company.

As of June 30, 2021, we had cash and cash equivalents and available-for-sale investments of $543.6 million. Based on our current plans, we believe that our existing cash, cash equivalents and available-for-sale investments will be sufficient to meet our anticipated operating and capital expenditure requirements for at least twelve months following the potential submission of an NDA for KarXT for the treatment of acute psychosis in patients with schizophrenia.

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

Contractual Obligations and Other Commitments

In January 2020, we amended our current lease for 7,050 square feet of office space in Boston, Massachusetts, or the Arch Street Original Premises, to acquire approximately 4,175 in additional square feet, or the Arch Street Expansion

Premises, and to extend the original lease term through December 2023. Remaining lease payments from July 1, 2021 through the end of the lease term total $2.1 million for both the Arch Street Original Premises and the Arch Street Expansion Premises, of which we took possession of 2,424 square feet and 1,751 square feet in March 2020 and August 2020, respectively.

In February 2020, we entered into an agreement to lease approximately 5,050 square feet of office space in Carmel, Indiana. The term of the lease commenced in June 2020 and expires in July 2023. Remaining lease payments will total approximately $0.3 million over the term of the lease.

In March 2021, we entered into an agreement to sublease approximately 25,445 square feet of office space from a third party in Boston, Massachusetts as part of the relocation of our corporate headquarters. The term of the sublease extends from April 1, 2021 through December 31, 2025 and provides for escalating annualized base rent payments starting at approximately $1.5 million and increasing to $1.6 million in the final year of the sublease. Remaining lease payments from July 1, 2021 through the end of the lease term total $7.0 million.

Simultaneously, in March 2021, we entered into an agreement to sublease the Arch Street Original Premises to a third party. The term of the sublease extends from July 1, 2021 through December 31, 2023.

In April 2021, we entered into an agreement to sublease approximately 1,751 square feet of the Arch Street Expansion Premises to another third party from June 1, 2021 through December 31, 2023.

During the six months ended June 30, 2021, there were no other material changes to our contractual obligations and commitments described in our Annual Report, as filed with the SEC.

Critical Accounting Polices and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We believe that of our critical accounting policies described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report, the following involves the most judgment and complexity:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and available-for-sale investment securities of $543.6 million as of June 30, 2021, which consisted primarily of money market funds and investment securities, largely composed of U.S. Treasuries and investment grade, short to intermediate term fixed income securities.

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

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the three and six months ended June 30, 2021 and 2020.

Item 4. Limitations on Effectiveness of Controls and Procedures.

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2021.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the three and six months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings.

Item 1A. Risk Factors.

In addition to the risks described in our Annual Report, you should carefully consider the other information set forth in this Form 10-Q and the information in our other filings with the SEC, as they could materially affect our business, financial condition or future results of operations. There have been no material changes to the risk factors previously disclosed in Part I, Item 1A (Risk Factors) of our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

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

KARUNA THERAPEUTICS, INC.

Date: August 5, 2021	By:	/s/ Steven Paul, M.D.
Steven Paul, M.D.
Chief Executive Officer, President and Chairman (Principal Executive Officer)

Date: August 5, 2021	By:	/s/ Troy Ignelzi
Troy Ignelzi
Chief Financial Officer (Principal Financial and Accounting Officer)