Form 10-Q
period 2021-09-30
Karuna Therapeutics, Inc.
filed 2021-11-04
CIK 1771917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 31, 2021, the registrant had 29,623,555 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

KARUNA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$252,221	$53,048
Investment securities, available-for-sale	246,682	269,282
Prepaid expenses and other current assets	30,134	21,864
Deferred offering costs	405	405
Total current assets	529,442	344,599
Restricted cash	261	157
Right-of-use lease assets - operating, net	6,906	2,420
Property and equipment, net	2,981	449
Other non-current assets	508	—
Total assets	$540,098	$347,625
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,989	$865
Accrued expenses	11,658	5,144
Current portion of operating lease liability	2,132	844
Total current liabilities	15,779	6,853
Operating lease liability, net of current portion	5,887	1,841
Other non-current liabilities	104	—
Total liabilities	21,770	8,694
Commitments and Contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and 0 shares outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at September 30, 2021 and December 31, 2020; 29,606,005 and 26,988,458 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	3	3
Additional paid-in capital	778,271	482,955
Accumulated deficit	(259,911)	(144,066)
Accumulated other comprehensive income (loss)	(35)	39
Total stockholders’ equity	518,328	338,931
Total liabilities and stockholders’ equity	$540,098	$347,625

The accompanying notes are an integral part of these consolidated financial statements

Karuna Therapeutics, Inc.

CONSOLIDATED Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	—	—	—	—
Operating expenses:
Research and development	$38,775	$12,585	$83,108	$27,824
General and administrative	12,393	6,944	32,554	19,585
Total operating expenses	51,168	19,529	115,662	47,409
Loss from operations	(51,168)	(19,529)	(115,662)	(47,409)
Other income (loss), net:
Impairment loss on right-of-use assets	—	—	(677)	—
Interest income	114	688	363	2,864
Sublease income	122	—	131	—
Total other income (loss), net	236	688	(183)	2,864
Net loss before income taxes	(50,932)	(18,841)	(115,845)	(44,545)
Income tax provision	—	—	—	—
Net loss attributable to common stockholders	$(50,932)	$(18,841)	$(115,845)	$(44,545)
Net loss per share, basic and diluted (Note 5)	$(1.72)	$(0.71)	$(4.00)	$(1.69)
Weighted average common shares outstanding used in computing net loss per share, basic and diluted	29,572,289	26,663,968	28,953,654	26,298,969

The accompanying notes are an integral part of these consolidated financial statements

Karuna Therapeutics, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(50,932)	$(18,841)	$(115,845)	$(44,545)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale investments	(30)	(527)	(74)	365
Comprehensive loss	$(50,962)	$(19,368)	$(115,919)	$(44,180)

The accompanying notes are an integral part of these consolidated financial statements

Karuna Therapeutics, Inc.

CONSOLIDATED Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Value	Capital	Deficit	Income (loss)	Equity
Balance, December 31, 2020	26,988,458	$3	$482,955	$(144,066)	$39	$338,931
Issuance of common stock upon public offering, net of $17,250 in under-writing discounts and commissions and $233 in offering costs	2,395,834	—	270,017	—	—	270,017
Stock-based compensation expense	—	—	13,288	—	—	13,288
Exercise of common options	159,518	—	3,059	—	—	3,059
Other comprehensive loss	—	—	—	—	(44)	(44)
Net loss	—	—	—	(64,913)	—	(64,913)
Balance, June 30, 2021	29,543,810	$3	$769,319	$(208,979)	$(5)	$560,338
Stock-based compensation expense	—	—	8,203	—	—	8,203
Exercise of common options	62,195	—	749	—	—	749
Other comprehensive loss	—	—	—	—	(30)	(30)
Net loss	—	—	—	(50,932)	—	(50,932)
Balance, September 30, 2021	29,606,005	$3	$778,271	$(259,911)	$(35)	$518,328

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Value	Capital	Deficit	Income	Equity
Balance, December 31, 2019	26,012,754	$3	$465,420	$(75,512)	$5	$389,916
Follow-on offering costs	—	—	(34)	—	—	(34)
Stock-based compensation expense	—	—	4,860	—	—	4,860
Exercise of common options	567,779	—	1,873	—	—	1,873
Other comprehensive income	—	—	—	—	892	892
Net loss	—	—	—	(25,704)	—	(25,704)
Balance, June 30, 2020	26,580,533	$3	$472,119	$(101,216)	$897	$371,803
Stock-based compensation expense	—	—	4,144	—	—	4,144
Exercise of common options	207,283	—	680	—	—	680
Other comprehensive loss	—	—	—	—	(527)	(527)
Net loss	—	—	—	(18,841)	—	(18,841)
Balance, September 30, 2020	26,787,816	$3	$476,943	$(120,057)	$370	$357,259

The accompanying notes are an integral part of these consolidated financial statements

Karuna Therapeutics, Inc.

CONSOLIDATED Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(115,845)	$(44,545)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	21,491	9,004
Impairment loss on right-of-use assets	677	—
Amortization of premiums and accretion of discounts on investment securities	735	266
Depreciation and amortization expense	270	97
Changes in operating assets and liabilities:
Accrued interest on investment securities	156	(569)
Prepaid expenses and other current assets	(8,397)	(12,609)
Right-of-use assets	1,004	447
Other non-current assets	(508)	—
Accounts payable	1,005	578
Accrued expenses	6,134	794
Operating lease liability	(706)	(374)
Other non-current liabilities	104	—
Net cash used in operating activities	(93,880)	(46,911)

Cash flows from investing activities
Purchases of investment securities	(289,504)	(263,974)
Maturities of investment securities	302,149	145,000
Sales of investment securities	8,990	—
Acquisition of property and equipment	(2,303)	(337)
Net cash provided by (used in) investing activities	19,332	(119,311)

Cash flows from financing activities
Proceeds from public offering, net of underwriting discounts and commissions	270,250	—
Payment of offering costs	(233)	(439)
Proceeds from exercise of stock options	3,808	2,553
Net cash provided by financing activities	273,825	2,114
Net increase (decrease) in cash, cash equivalents and restricted cash	199,277	(164,108)
Cash, cash equivalents and restricted cash at beginning of period	53,205	209,052
Cash, cash equivalents and restricted cash at end of period	$252,482	$44,944

Supplemental disclosures of cash flows information
Lease liabilities arising from obtaining right-of-use assets	$6,040	$3,259
Purchases of property and equipment included in accounts payable and accrued expenses	$499	$20

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

Since the Company’s inception, it has focused substantially all of its efforts and financial resources on organizing and staffing the Company, acquiring and developing its technology, raising capital, building its intellectual property portfolio, undertaking preclinical studies and clinical trials and providing general and administrative support for these activities. The Company has not generated any product revenue related to its primary business purpose to date and is subject to a number of risks similar to those of other early stage companies, including dependence on key individuals, regulatory approval of products, uncertainty of market acceptance of products, competition from substitute products and larger companies, compliance with government regulations, protection of proprietary technology, dependence on third parties, product liability, the impact of the ongoing and evolving COVID-19 coronavirus pandemic, and the need to obtain adequate additional financing to fund the development of its product candidates.

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

On July 2, 2020, the Company filed an automatically effective registration statement on Form S-3 (the “Registration Statement”) with the SEC which registered the offering, issuance and sale of an unspecified amount of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. The Company simultaneously entered into an equity distribution agreement with Goldman Sachs & Co. LLC, as sales agent, to provide for the issuance and sale by the Company of up to $150.0 million of common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus filed with the Registration Statement (the “ATM Program”). As of September 30, 2021, no sales had been made pursuant to the ATM Program.

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

The Company’s consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company experienced negative operating cash flows of $93.9 million for the nine months ended September 30, 2021 and had an accumulated deficit of $259.9 million as of September 30, 2021. The Company expects to continue to generate operating losses for the foreseeable future.

The Company expects that its cash, cash equivalents and available-for-sale investments of $498.9 million as of September 30, 2021 will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the date of issuance of these consolidated financial statements.

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

The accompanying consolidated balance sheet as of September 30, 2021, the consolidated statements of operations, comprehensive loss, and stockholders’ equity for the three and nine months ended September 30, 2021 and 2020 and the consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2021 and the results of its operations for the three and nine months ended September 30, 2021 and 2020 and the results of its cash flows for the nine months ended September 30, 2021 and 2020. Certain information and footnote disclosures typically included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these unaudited consolidated interim financial statements should be read in conjunction with the Company’s consolidated financial statements as of and for the year ended December 31, 2020. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period.

Note 2. Summary of Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2020, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K. During the three and nine months ended September 30, 2021, there were no material changes to the Company’s significant accounting policies, notwithstanding the following policies.

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

Recently Issued Accounting Pronouncements

New pronouncements issued but not effective until after September 30, 2021 are not expected to have a material impact on the Company’s consolidated financial statements.

Note 3. Prepaid Expenses and Other Assets and Accrued Expenses

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Prepaid research and development expenses	$25,839	$18,660
Prepaid insurance	3,598	2,116
Other	697	1,088
Total prepaid expenses and other current assets	$30,134	$21,864

The Company also had other non-current assets of $0.5 million as of September 30, 2021, which consisted of a security deposit of $0.4 million and less than $0.1 million in prepaid research and development expenses, as well as less than $0.1 million in deferred rent.

Accrued expenses consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued research and development expenses	$6,292	$1,829
Accrued payroll and related expenses	4,041	2,654
Professional fees	663	458
Other	662	203
Total accrued expenses	$11,658	$5,144

Note 4. Stockholders’ Equity

Preferred Stock

On July 2, 2019, in connection with the closing of the Company’s IPO, the Company filed its amended and restated Certificate of Incorporation, which authorizes the Company to issue up to 10,000,000 shares of preferred stock, $0.0001 par value per share. There were no shares of preferred stock outstanding as of September 30, 2021 or December 31, 2020.

Common Stock

As of September 30, 2021, the Company’s amended and restated Certificate of Incorporation authorized the Company to issue 150,000,000 shares of common stock, $0.0001 par value per share.

Holders of the common stock are entitled to one vote for each share of common stock held at all meetings of stockholders and written actions in lieu of meetings. The holders of common stock are entitled to receive dividends out of funds legally available, as declared by the board of directors. These dividends are subject to the preferential dividend rights of the holders of the Company’s preferred stock. Through September 30, 2021, no cash dividends have been declared or paid.

Note 5. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share of common stock for the three and nine months ended September 30, 2021 and 2020 (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net Loss	$(50,932)	$(18,841)	$(115,845)	$(44,545)
Weighted-average shares used in computing net loss per share	29,572,289	26,663,968	28,953,654	26,298,969
Net loss per share, basic and diluted	$(1.72)	$(0.71)	$(4.00)	$(1.69)

The Company’s potentially dilutive securities, which consist of stock options, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

Common Stock Equivalents

As of September 30, 2021 and 2020, stock options outstanding to purchase common stock of 5,231,877 and 4,676,732, respectively, have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive impact.

Note 6. Stock-based Compensation

Stock Options

In September 2009, the Company’s board of directors approved the 2009 Stock Incentive Plan (the “2009 Plan”) which provided for the grant of incentive stock options to employees and non-statutory stock options to directors, consultants, and non-employees of the Company. The 2009 Plan terminated in July 2019 effective upon the completion of the Company’s IPO. No additional options will be granted under the 2009 Plan. As of September 30, 2021, there were 2,496,265 options outstanding under the 2009 Plan.

In May 2019, the Company’s board of directors approved the 2019 Stock Option and Incentive Plan (the “2019 Plan”) which became effective on June 26, 2019, the date immediately prior to the date on which the registration statement related to the IPO was declared effective by the SEC. The 2019 Plan will expire in May 2029. Under the 2019 Plan, the Company may grant incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units and other stock-based awards. There were 1,709,832 shares of the Company’s common stock initially reserved for issuance under the 2019 Plan. The number of shares of common stock that may be issued under the 2019 Plan automatically increases on January 1 of each calendar year, commencing on January 1, 2020 and each January 1 thereafter, by 4% of the number of shares of common stock outstanding on the immediately preceding December 31 or such lesser amount determined by the Company’s board of directors or the compensation committee of the board of directors. In addition, any shares of common stock underlying any awards from the 2009 Plan that are forfeited, cancelled, held back, reacquired, or otherwise terminated shall be added back to the shares of stock available for issuance under the 2019 Plan. As of September 30, 2021, there were 1,230,630 common shares available for issuance and 2,735,612 options outstanding under the 2019 Plan.

Options under the 2019 Plan generally vest based on the grantee’s continued service with the Company during a specified period following a grant as determined by the board of directors and expire ten years from the grant date. Awards typically vest in four years, but vesting conditions can vary based on the discretion of the Company’s board of directors.

A summary of the Company’s stock option activity and related information is as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2020	4,612,790	$28.63	8.3	$336,740
Granted	892,925	125.93
Exercised	(221,713)	17.18
Forfeited	(52,125)	64.83
Outstanding as of September 30, 2021	5,231,877	$45.36	7.8	$408,369
Options vested and expected to vest as of September 30, 2021	5,231,877	$45.36	7.8	$408,369
Options exercisable as of September 30, 2021	3,361,643	$18.91	7.3	$347,644

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of September 30, 2021.

As of September 30, 2021, there was $85.5 million of unrecognized compensation cost, which is expected to be recognized over a weighted-average period of 2.98 years.

Stock-based Compensation Expense

Stock-based compensation expense is classified in the statements of operations for the three and nine months ended September 30, 2021 and 2020 as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
General and administrative	$4,996	$2,986	$13,388	$6,578
Research and development	3,207	1,158	8,103	2,426
Total stock-based compensation expense	$8,203	$4,144	$21,491	$9,004

Note 7. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s assets as of September 30, 2021 and December 31, 2020 that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurement
	at September 30, 2021 Using
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$248,208	$—	$—	$248,208
Investment securities:
U.S. Treasuries	50,186	—	—	50,186
Corporate debt securities	—	66,771	—	66,771
Commercial paper	—	129,725	—	129,725
Total	$298,394	$196,496	$—	$494,890

	Fair Value Measurement
	at December 31, 2020 Using
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$50,141	$—	$—	$50,141
Investment securities:
U.S. Treasuries	172,295	—	—	172,295
Corporate debt securities	—	36,817	—	36,817
Commercial paper	—	60,170	—	60,170
Total	$222,436	$96,987	$—	$319,423

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

The estimated fair value and amortized cost of the Company’s available-for-sale investments, by contractual maturity and security type, are summarized as follows (in thousands):

	September 30, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasuries (due after one year and less than two years)	$50,211	$—	$(25)	$50,186
Corporate debt securities (due within one year)	39,912	4	(16)	39,900
Corporate debt securities (due after one year and less than two years)	26,888	4	(21)	26,871
Commercial paper (due within one year)	129,706	23	(4)	129,725
Total	$246,717	$31	$(66)	$246,682

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasuries (due within one year)	$172,265	$37	$(7)	$172,295
Corporate debt securities (due within one year)	36,823	3	(9)	36,817
Commercial paper (due within one year)	60,155	16	(1)	60,170
Total	$269,243	$56	$(17)	$269,282

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

Unrealized losses on available-for-sale securities presented in the previous table have not been recognized in the consolidated statements of operations because the securities are high credit quality, investment grade securities that the Company does not intend to sell and will not be required to sell prior to their anticipated recovery, and the decline in fair value is attributable to factors other than credit losses. Based on its evaluation, the Company determined its year-to-date credit losses related to its available-for-sale securities were immaterial at September 30, 2021 and December 31, 2020.

Note 8. Commitments and Contingencies

Leases

The Company entered into an agreement to lease approximately 7,050 square feet of office space in Boston, Massachusetts (“Arch Street Original Premises”) that began in December 2018 and had an original expiry in February 2023. In January 2020, the Company entered into an amended agreement (“Amended Arch Street Lease Agreement”) to gain access to approximately 4,175 square feet of additional office space (“Arch Street Expansion Premises”) beginning in March 2020, and to extend the maturity of the agreement for the Arch Street Original Premises to December 2023. The Amended Arch Street Lease Agreement provides for future minimum annual rental payments as defined within the agreement. Under the terms of the Amended Arch Street Lease Agreement, the Company is required to maintain a cash balance of approximately $0.2 million to secure a letter of credit associated with this lease. The amount was classified as restricted cash in the consolidated balance sheets as of September 30, 2021 and December 31, 2020. The Amended Arch Street Lease Agreement also provides for approximately $0.1 million in leasehold incentives which may be applied to base rent or improvements to the Arch Street Expansion Premises, subject to limitations.

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

In March 2021, the Company entered into an agreement (“High Street Lease”) to sublease from a third party approximately 25,445 square feet of office space in Boston, Massachusetts, beginning on April 1, 2021 and expiring December 31, 2025. The initial fixed rental rate is $60 per rentable square foot of the premises per annum and will increase at a rate of $1 per rentable square foot each year, with base rent first becoming due on July 1, 2021. Upon signing of the High Street Lease, the Company was also required to pay the first full monthly installment of base rent of $0.1 million and a security deposit of $0.4 million. The security deposit was recorded within other non-current assets on the consolidated balance sheet as of September 30, 2021. The first monthly installment was included as an adjustment to the ROU asset recognized upon commencement of the lease. The Company recognized an ROU asset and corresponding lease liability of approximately $6.2 million and $6.0 million, respectively, on its consolidated balance sheet as of April 1, 2021, upon commencement of the High Street Lease.

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

Simultaneous with the High Street Lease, the Company entered into an agreement (“Arch Street Original Premises Sublease”) to sublease approximately 7,050 square feet of its former Arch Street Boston headquarters to a third party from July 1, 2021 through the remainder of its current lease term, which ends on December 31, 2023. The initial fixed rental rate is $59 per rentable square foot of the premises per annum, and will increase at a rate of 2% per year, with base rent first becoming due on October 1, 2021. Upon signing of the Arch Street Original Premises Sublease, the agreement required a security deposit of $0.1 million and payment of the first full monthly installment of base rent of less than $0.1 million, which have been recorded as on offset to deferred rent within other non-current assets and other non-current liabilities, respectively, on the consolidated balance sheet as of September 30, 2021.

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

The components of lease cost were as follows (dollar amounts in thousands):

	Nine Months Ended September 30,
	2021	2020
Lease Cost
Operating lease cost	$1,288	$564
Short-term lease cost	—	—
Sublease income	(131)	—
Total lease cost	$1,157	$564

Other Information
Cash paid for amounts included in the measurement of lease liabilities	$991	$491
Operating lease liabilities arising from obtaining right-of-use assets	$6,040	$3,259
Weighted-average remaining lease term	3.72 years	3.19 years
Weighted-average discount rate	5.90%	6.21%

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities and a reconciliation to present value of lease liabilities as of September 30, 2021 (in thousands):

Year ended:
December 31, 2021	$627
December 31, 2022	2,547
December 31, 2023	2,520
December 31, 2024	1,597
December 31, 2025	1,622
Total future minimum lease payments	8,913
Less imputed interest	(894)
Present value of lease liabilities	$8,019

The following summarizes the annual undiscounted cash flows to be received from subleases (in thousands):

Year ended:
December 31, 2021	$96
December 31, 2022	528
December 31, 2023	539
Total future sublease payments to be received	$1,163

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

The carrying value of these ROU assets immediately before impairment was $2.0 million, and the fair value of these operating lease ROU assets immediately subsequent to the impairment, calculated as the present value of the estimated future cash flows attributable to the assets, was $1.3 million. The Company recognized approximately $0.7 million in impairment losses on ROU assets within other income (loss) on the statement of operations for the nine months ended September 30, 2021.

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

The Company paid Eli Lilly an upfront payment of $0.1 million and has agreed to make milestone payments to Eli Lilly of up to an aggregate of $16 million upon the achievement of specified regulatory milestones and up to an aggregate of $54 million in commercial milestones. In addition, the Company is obligated to pay Eli Lilly tiered royalties, at rates in the low to mid single-digit percentages, on the worldwide net sales of any commercialized product on a country-by-country basis until the expiration of the applicable royalty term, which is the longer of six years from the date of first commercial sale of each licensed product within a country or data package exclusivity in such country. During the royalty term, Eli Lilly is prohibited from granting any third party rights to the patents, regulatory documentation, data records and materials that have been licensed to the Company under the Lilly License Agreement.

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

The initial upfront payment of $0.1 million was expensed when incurred in May 2012. As of September 30, 2021, no milestones have been reached and, accordingly, no milestone payments have been made.

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

The Company incurred no expenses related to the Patent License Agreement provided by PureTech Health during the nine months ended September 30, 2021 and 2020. In December 2020, the Company paid $2.0 million to PureTech Health, having reached the milestone of Phase 3 clinical trial commencement. The Company had no outstanding liabilities to PureTech Health related to the Patent License Agreement as of September 30, 2021 and December 31, 2020.

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

Litigation

The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities as of September 30, 2021.

Note 9. 401(k) Savings Plan

The Company has a 401(k) retirement plan in which substantially all U.S. employees are eligible to participate. Eligible employees may elect to contribute up to the maximum limits, as set by the Internal Revenue Service, of their eligible compensation. The total contribution expense for the Company was $0.4 million and $0.2 million for the nine months ended September 30, 2021 and 2020, respectively.

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
•
EMERGENT-3: A five-week inpatient trial evaluating the efficacy and safety of KarXT compared to placebo in 246 adults with schizophrenia in the U.S. and Ukraine. Enrollment for this trial began in the second quarter of 2021 and we anticipate reporting topline data in the second half of 2022.
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

We are on track to initiate our initial Phase 3 ARISE trial evaluating the safety and efficacy of KarXT compared to placebo as an adjunctive treatment in adults with schizophrenia who have an inadequate response to their current antipsychotic therapy in the fourth quarter of 2021. This six-week, 1:1 randomized, double-blind, placebo-controlled Phase 3 trial will enroll approximately 400 adults with schizophrenia who have not achieved an adequate response to their current atypical antipsychotic treatment. Participants in this trial will continue their currently prescribed atypical antipsychotic therapy at the same dose or regimen schedule as prior to entry in the study, and will receive a flexible dose of KarXT or placebo based on tolerability and clinical response as determined by a clinician. The primary outcome measure of the trial is change in Positive and Negative Syndrome Scale (PANSS) total score of KarXT compared to placebo at week 6. Upon completion of the trial at week 6, participants will have the opportunity to enroll in a 52-week outpatient, open-label Phase 3 extension trial evaluating the long-term safety and tolerability of KarXT when dosed with atypical antipsychotic treatment.

In June 2021 we announced results from our multi-cohort, placebo-controlled Phase 1b trial evaluating the safety and tolerability of KarXT in healthy elderly volunteers. Results from the trial suggest that potentially therapeutic doses of KarXT can be administered to elderly adults while maintaining a favorable tolerability profile, and support the advancement of KarXT into a Phase 3 program. Our evaluation of KarXT for the treatment of dementia-related psychosis will initially focus on psychosis in Alzheimer’s disease, the most prevalent subtype of dementia-related psychosis. Dementia affects an estimated 8.4 million people in the United States, with Alzheimer's disease accounting for 60% to 80% of all cases. Up to 50% of Alzheimer's disease patients exhibit psychiatric symptoms. Our initial focus on the Alzheimer’s disease dementia subtype reflects various strategic development, regulatory and commercial considerations, and we remain interested in exploring KarXT in other dementia subtypes in future development programs. Details of our Phase 3 Alzheimer’s disease psychosis program will be available in the first half of 2022 prior to the program’s initiation in mid-2022.

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

On July 2, 2020, we filed an automatically effective registration statement on Form S-3, or the Registration Statement, with the SEC which registered the offering, issuance and sale of an unspecified amount of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into an equity distribution agreement with Goldman Sachs & Co. LLC, as sales agent, to provide for the issuance and sale by the Company of up to $150.0 million of common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus filed with the Registration Statement, or the ATM Program. As of September 30, 2021, no sales had been made pursuant to the ATM Program.

On March 4, 2021, we issued and sold 2,395,834 shares of our common stock, including full exercise of the underwriters’ over-allotment option to purchase an additional 312,500 shares, at a public offering price of $120 per share under the Registration Statement and a related prospectus supplement. The aggregate net proceeds from the offering were $270.0 million.

We have never generated revenue and have incurred significant net losses since inception. Our net losses were $115.9 million and $44.6 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $259.9 million. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our operating expenses and capital expenditures will increase substantially, particularly as we:

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

As of September 30, 2021, we had cash, cash equivalents and available-for-sale investments of $498.9 million. We believe that our existing cash, cash equivalents and available-for-sale investments will be sufficient to meet our anticipated operating and capital expenditure requirements for at least twelve months following the potential submission of a new drug application, or NDA, with the U.S. Food and Drug Administration for KarXT for the treatment of acute psychosis in patients with schizophrenia. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources.”

Components of Our Results of Operations

Revenue

To date, we have not generated any revenue and may not generate any revenue in the foreseeable future, if at all. If our development efforts for our product candidates are successful and result in regulatory approval, we may generate revenue in the future from product sales. If we enter into license or collaboration agreements for any of our product candidates or intellectual property, we may generate revenue in the future from payments as a result of such license or collaboration agreements. We cannot predict if, when, or to what extent we will generate revenue from the commercialization and sale of our product candidates. We may never succeed in obtaining regulatory approval for any of our product candidates.

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

Most research and development costs, such as fees paid to consultants, central laboratories, contractors, CMOs and CROs in connection with our clinical development activities, are tracked on an indication-by-indication basis. Formulation and CMC, preclinical, and discovery expenses consist of costs associated with activities to support our current and future clinical programs, but are not allocated on an indication-by-indication basis due to the overlap of the potential benefit of those efforts across multiple indications that utilize KarXT and future product and development candidates. We similarly do not track certain research and development expenses on an indication-by-indication basis as they primarily relate to personnel or other consulting costs which are deployed across multiple projects under development. These costs are included in unallocated research and development expenses in the table below. The following table summarizes our research and development expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Schizophrenia clinical trials	$21,520	$4,020	$39,220	$6,716
Dementia-related psychosis clinical trials	198	537	1,596	1,020
Pain clinical trial	(34)	465	143	1,255
Formulation and CMC	3,883	2,133	9,460	5,610
Preclinical	993	289	1,736	820
Discovery	3,538	1,608	9,680	3,529
Unallocated expenses	8,677	3,533	21,273	8,874
Total research and development expense	$38,775	$12,585	$83,108	$27,824

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
•
continue to assess the impact of the ongoing and evolving COVID-19 pandemic on the ability to execute research and development activities;
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

Results of Operations

Comparison of the three months ended September 30, 2021 and 2020

	Three Months Ended September 30,
	2021	2020	Change
		(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	38,775	12,585	26,190
General and administrative	12,393	6,944	5,449
Total operating expenses	51,168	19,529	31,639
Loss from operations	(51,168)	(19,529)	(31,639)
Total other income, net	236	688	(452)
Net loss attributable to common stockholders	$(50,932)	$(18,841)	$(32,091)

Research and Development Expenses

	Three Months Ended September 30,
	2021	2020	Change
		(in thousands)
Direct research and development expenses:
Schizophrenia clinical trials	$21,520	$4,020	$17,500
Dementia-related psychosis clinical trials	198	537	(339)
Pain clinical trial	(34)	465	(499)
Formulation and CMC	3,883	2,133	1,750
Preclinical	993	289	704
Discovery	3,538	1,608	1,930
Unallocated expenses:
Personnel related expenses (including stock-based compensation)	8,175	3,130	5,045
Consultant fees and other expenses	502	403	99
Total research and development expense	$38,775	$12,585	$26,190

Expenses related to our schizophrenia clinical trials increased by $17.5 million in the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 due to expenses related to ongoing enrollment activities for our EMERGENT Phase 3 trials as well as start-up activities related to our ARISE Phase 3 trials. The decrease of $0.3 million related to our dementia-related psychosis, or DRP, clinical trial is primarily due to unrepeated costs for enrollment and dosing activities for the Phase 1b trials incurred in the three months ended September 30, 2020, compared to close out costs incurred in the three months ended September 30, 2021. The decrease of $0.5 million in expenses related to our pain clinical trial is primarily due to unrepeated costs for enrollment and dosing activities for the Phase 1b trial incurred in the three months ended September 30, 2020, compared to a credit amount of less than $0.1 million due to the final reconciliation and overpayment compared to actual costs in the three months ended September 30, 2021. Formulation and CMC expenses increased by $1.8 million due to the timing of manufacturing activities necessary in the current period to support ongoing and future clinical trial activities as well as activities to support a potential future NDA filing. Preclinical expenses increased by $0.7 million due to the initiation of new studies in the three months ended September 30, 2021. The increase of $1.9 million in discovery costs is due to an increase in ongoing discovery efforts, including ongoing collaborations with Charles River Labs and Psychogenics, Inc. The increase of $5.1 million in personnel related costs was primarily a result of an increase in headcount and an increase of $2.0 million related to stock-based compensation expense. The increase of $0.1 million in consultant fees and other expenses was due to timing of consulting costs not specifically allocated to discovery, preclinical, clinical, formulation and CMC activities.

General and Administrative Expenses

	Three Months Ended September 30,
	2021	2020	Change
		(in thousands)
Personnel related expenses (including stock-based compensation)	$7,067	$4,380	$2,687
Professional and consultant fees	2,971	945	2,026
Other	2,355	1,619	736
Total general and administrative expense	$12,393	$6,944	$5,449

The increase of $2.7 million in personnel related costs in the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 was primarily a result of an increase in headcount and an increase of $2.0 million related to stock-based compensation expense. The increase of $2.0 million in professional and consultant fees was primarily due to an increase in recruiting fees, accounting fees, pre-commercial costs, legal costs and consulting fees related to our ongoing business activities. The increase of $0.7 million in other costs was primarily due to additional lease costs for our High Street lease in Boston, Massachusetts as well as other infrastructure and administrative related costs to support increased headcount.

Other Income, Net

	Three Months Ended September 30,
	2021	2020	Change
		(in thousands)
Interest income	$114	$688	$(574)
Sublease income	122	—	122
Total other income, net	$236	$688	$(452)

Interest income is attributable to interest earned on our cash equivalents and available-for-sale investments. The decrease of $0.6 million in interest income is primarily due to lower market interest rates.

Sublease income is due to the sublease of a portion of our Arch Street office space in Boston, Massachusetts during the three months ended September 30, 2021.

Comparison of the nine months ended September 30, 2021 and 2020

	Nine Months Ended September 30,
	2021	2020	Change
		(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	83,108	27,824	55,284
General and administrative	32,554	19,585	12,969
Total operating expenses	115,662	47,409	68,253
Loss from operations	(115,662)	(47,409)	(68,253)
Total other income (loss), net	(183)	2,864	(3,047)
Net loss attributable to common stockholders	$(115,845)	$(44,545)	$(71,300)

Research and Development Expenses

	Nine Months Ended September 30,
	2021	2020	Change
		(in thousands)
Direct research and development expenses:
Schizophrenia clinical trials	$39,220	$6,716	$32,504
Dementia-related psychosis clinical trials	1,596	1,020	576
Pain clinical trial	143	1,255	(1,112)
Formulation and CMC	9,460	5,610	3,850
Preclinical	1,736	820	916
Discovery	9,680	3,529	6,151
Unallocated expenses:
Personnel related expenses (including stock-based compensation)	19,800	7,038	12,762
Consultant fees and other expenses	1,473	1,836	(363)
Total research and development expense	$83,108	$27,824	$55,284

Expenses related to our schizophrenia clinical trials increased by $32.5 million in the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, due to expenses related to start-up and ongoing enrollment activities for our EMERGENT and ARISE Phase 3 trials. The increase of $0.6 million in expenses related to our DRP clinical trial during the nine months ended September 30, 2021 is primarily driven by enrollment and dosing activities related to our completed Phase 1b clinical trial in healthy elderly volunteers. The decrease of $1.1 million in expenses related to our pain clinical trial is primarily due to unrepeated costs for enrollment and dosing activities incurred in the nine months ended September 30, 2020 for our Phase 1b trial compared to close out costs for that trial incurred in the nine months ended September 30, 2021. Formulation and CMC expenses increased by $3.9 million due to an increase in manufacturing activities in 2021 to obtain sufficient supply to support current and future clinical trial activities as well as activities to support a potential future NDA filing. Preclinical expenses increased by $0.9 million due to the initiation of new studies in late 2020 and into 2021. The increase of $6.2 million in discovery costs is due to an increase in ongoing discovery efforts, including ongoing collaborations with Charles River Labs and Psychogenics, Inc. The increase of $12.8 million in personnel related costs was primarily a result of an increase in headcount and an increase of $5.7 million related to in stock-based compensation expense. The decrease of $0.4 million in consultant fees and other expenses was due to timing of consulting costs not specifically allocated to discovery, preclinical, clinical, formulation and CMC activities.

General and Administrative Expenses

	Nine Months Ended September 30,
	2021	2020	Change
		(in thousands)
Personnel related expenses (including stock-based compensation)	$19,658	$11,619	$8,039
Professional and consultant fees	6,676	3,053	3,623
Other	6,220	4,913	1,307
Total general and administrative expense	$32,554	$19,585	$12,969

The increase of $8.0 million in personnel related costs in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 was primarily a result of an increase in headcount and an increase of $6.8 million related to stock-based compensation expense. The increase of $3.6 million in professional and consultant fees was primarily due to an increase in recruiting fees, accounting fees, pre-commercial costs, legal costs and consulting fees related to our ongoing business activities. The increase of $1.3 million in other costs was primarily due to increased lease costs for our Arch Street lease and High Street Lease in Boston, Massachusetts as well as other infrastructure and administrative related costs to support increased headcount.

Other Income (Loss), Net

	Nine Months Ended September 30,
	2021	2020	Change
		(in thousands)
Impairment loss on right-of-use assets	$(677)	$—	$(677)
Interest income	363	2,864	(2,501)
Sublease income	131	—	131
Total other income (loss), net	$(183)	$2,864	$(3,047)

Impairment loss on right-of-use assets for the nine months ended September 30, 2021 represents impairment recognized on our right-of-use lease assets to the extent their carrying value exceeded their estimated fair value for our Arch Street facility leases in Boston, Massachusetts. See Note 8 to our consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Interest income is attributable to interest earned on our cash equivalents and available-for-sale investments. The decrease of $2.5 million in interest income is primarily due to lower market interest rates.

Sublease income is due to the sublease of a portion of our Arch Street office space in Boston, Massachusetts during 2021.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. To date, we have funded our operations primarily with proceeds from the sale of redeemable convertible preferred stock, issuance of convertible notes, and sales of our common stock. Through September 30, 2021, our operations have been financed by net proceeds of $25.7 million from the issuance of convertible notes, $91.0 million from the sale of shares of our redeemable convertible preferred stock, $93.0 million from the sale of our common stock in our IPO, $234.2 million from the sale of our common stock in a follow-on public offering in November 2019, and $270.0 million from the sale of our common stock in a follow-on public offering in March 2021. As of September 30, 2021, we had $498.9 million in cash, cash equivalents and available-for-sale investments, and an accumulated deficit of $259.9 million.

On July 2, 2020, we filed the Registration Statement with the SEC and simultaneously entered into an equity distribution agreement with Goldman Sachs & Co. LLC, as sales agent, for the ATM Program. As of September 30, 2021, no sales had been made pursuant to the ATM Program.

Our primary use of cash has been to fund operating expenses, which consist of research and development and general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding prepaid expenses, accounts payable and accrued expenses.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(93,880)	$(46,911)
Net cash provided by (used in) investing activities	19,332	(119,311)
Net cash provided by financing activities	273,825	2,114
Net increase (decrease) in cash, cash equivalents and restricted cash	$199,277	$(164,108)

Cash Flows from Operating Activities

Cash used in operating activities for the nine months ended September 30, 2021 was $93.9 million, consisting of a net loss of $115.9 million, partially offset by non-cash items, including stock-based compensation expense of $21.5 million, accretion of discounts, partially offset by amortization of premiums, on our available-for-sale investments of $0.7 million, and impairment loss on right-of-use assets of $0.7 million. The change in our net operating assets and liabilities was mainly due to an increase in prepaid expenses and other current assets of $8.4 million, primarily driven by upfront payments made to CROs and CMOs in connection with our clinical trials, offset by an increase in accounts payable and accrued expenses of $7.1 million, driven by the timing of payments to our vendors.

Cash used in operating activities for the nine months ended September 30, 2020 was $46.9 million, consisting of a net loss of $44.6 million, partially offset by non-cash items, including stock-based compensation expense of $9.0 million. The change in our net operating assets and liabilities was mainly due to an increase in prepaid expenses and other current assets of $12.6 million, which was primarily driven by upfront payments made to CROs and CMOs in connection with our clinical trials.

Cash Flows from Investing Activities

Cash provided by investing activities for the nine months ended September 30, 2021 was $19.3 million, primarily attributable to maturities and sales of investment securities of $302.1 million and $9.0 million, respectively, which were partially offset by purchases of investment securities of $289.5 million.

Cash used in investing activities for the nine months ended September 30, 2020 was $119.3 million, primarily attributable to the purchases of investment securities of $264.0 million, which was partially offset by maturities of investment securities of $145.0 million.

Cash Flows from Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2021 was $273.8 million, which was primarily attributable to $270.0 million in net proceeds received from the sale of our common stock in our follow-on public offering and $3.8 million attributable to proceeds received from the exercise of stock options.

Cash provided by financing activities for the nine months ended September 30, 2020 was $2.1 million, attributable to proceeds from the exercise of stock options.

Future Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, in particular as we continue to advance our product candidates through clinical trials and prepare for the potential commercialization of KarXT, if approved by the FDA. In addition, we expect to incur additional costs associated with operating as a public company.

As of September 30, 2021, we had cash and cash equivalents and available-for-sale investments of $498.9 million. Based on our current plans, we believe that our existing cash, cash equivalents and available-for-sale investments will be sufficient to meet our anticipated operating and capital expenditure requirements for at least twelve months following the potential submission of an NDA for KarXT for the treatment of acute psychosis in patients with schizophrenia.

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

Contractual Obligations and Other Commitments

In January 2020, we amended our current lease for 7,050 square feet of office space in Boston, Massachusetts, or the Arch Street Original Premises, to acquire approximately 4,175 in additional square feet, or the Arch Street Expansion Premises, and to extend the original lease term through December 2023. Remaining lease payments from July 1, 2021 through the end of the lease term total $1.9 million for both the Arch Street Original Premises and the Arch Street Expansion Premises, of which we took possession of 2,424 square feet and 1,751 square feet in March 2020 and August 2020, respectively.

In February 2020, we entered into an agreement to lease approximately 5,050 square feet of office space in Carmel, Indiana. The term of the lease commenced in June 2020 and expires in July 2023. Remaining lease payments total approximately $0.3 million through the end of the lease term.

In March 2021, we entered into an agreement to sublease approximately 25,445 square feet of office space from a third party in Boston, Massachusetts as part of the relocation of our corporate headquarters. The term of the sublease extends from April 1, 2021 through December 31, 2025 and provides for escalating annualized base rent payments starting at approximately $1.5 million and increasing to $1.6 million in the final year of the sublease. Remaining lease payments from October 1, 2021 through the end of the lease term total $6.7 million.

Simultaneously, in March 2021, we entered into an agreement to sublease the Arch Street Original Premises to a third party. The term of the sublease extends from July 1, 2021 through December 31, 2023.

In April 2021, we entered into an agreement to sublease approximately 1,751 square feet of the Arch Street Expansion Premises to another third party from June 1, 2021 through December 31, 2023.

During the nine months ended September 30, 2021, there were no other material changes to our contractual obligations and commitments described in our Annual Report, as filed with the SEC.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and available-for-sale investment securities of $498.9 million as of September 30, 2021, which consisted primarily of money market funds and investment securities, largely composed of U.S. Treasuries and investment grade, short to intermediate term fixed income securities.

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

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the three and nine months ended September 30, 2021 and 2020.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2021.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the three and nine months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

KARUNA THERAPEUTICS, INC.

Date: November 4, 2021	By:	/s/ Steven Paul, M.D.
Steven Paul, M.D.
Chief Executive Officer, President and Chairman (Principal Executive Officer)

Date: November 4, 2021	By:	/s/ Troy Ignelzi
Troy Ignelzi
Chief Financial Officer (Principal Financial and Accounting Officer)