Form 10-K
period 2021-12-31
Karuna Therapeutics, Inc.
filed 2022-02-24
CIK 1771917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-38958

Karuna Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-0605902
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

99 High Street, 26th Floor Boston, Massachusetts	02110 (Zip Code)
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

The aggregate market value of the registrant’s common stock, $0.0001 par value per share, held by non-affiliates of the registrant, based on the last sale price of the Common Stock at the close of business on June 30, 2021, was $3,026.7 million. For purposes of foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant.

As of February 15, 2022, there were 29,808,281 shares of the registrant’s Common Stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2021 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•
the ability and efforts of our licensee, Zai Lab (Shanghai) Co., Ltd. (Zai), to successfully develop and commercialize KarXT, if approved, in mainland China, Hong Kong, Macau, and Taiwan, also referred to as Greater China, under the terms and conditions of our license agreement;
•
our plans to enter into collaborations for the development and commercialization of product candidates and the potential benefits of any such future collaboration;
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

•
Our operations in foreign jurisdictions, and those of our collaborators, may be impacted by economic, political and social conditions in such jurisdictions, as well as government policies, any of which could impact our ability to operate in such jurisdictions.

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

ITEM 1. BUSINESS

Overview

We are a clinical-stage biopharmaceutical company driven to create and deliver transformative medicines for people living with psychiatric and neurological conditions. Our pipeline is built on the broad therapeutic potential of our proprietary lead product candidate, KarXT (xanomeline-trospium), an oral modulator of muscarinic receptors that are located both in the central nervous system, or CNS, and various peripheral tissues. KarXT combines xanomeline, a novel muscarinic agonist, with trospium, an approved muscarinic antagonist, to preferentially stimulate muscarinic receptors in the CNS. We are initially developing KarXT for the treatment of psychosis in adults with schizophrenia as well as for the treatment of psychosis in Alzheimer's disease, or AD, which is the most prevalent subtype of dementia related psychosis, or DRP.

Psychosis is a prominent and debilitating symptom that occurs in many neuropsychiatric disorders, including schizophrenia, dementia, bipolar disorder, major depressive disorder and inflammatory neurological diseases, such as multiple sclerosis. Schizophrenia is a chronic disabling disorder that is typically diagnosed in the late teenage years or early adulthood and is characterized by recurring episodes of psychosis requiring long-term treatment with antipsychotic drugs in most patients. The World Health Organization ranks psychosis as the third-most disabling medical condition in the world. It is estimated that more than 21 million people are living with schizophrenia worldwide, with approximately 2.7 million in the United States, or approximately 0.5% to 1.0% of the United States population. Patients with schizophrenia experience psychotic symptoms, also known as positive symptoms, such as hallucinations and delusions. As a result of the disease, patients with schizophrenia also experience negative symptoms, such as amotivation, flat affect and social withdrawal as well as cognitive impairment.

Dementia affects an estimated 8.4 million people in the United States and includes subtypes of patients living with AD dementia, dementia with Lewy Body, vascular dementia, frontotemporal dementia and Parkinson’s disease dementia. Patients with DRP share many characteristics and often exhibit similar psychiatric symptoms irrespective of their underlying neurodegenerative disease. Our evaluation of KarXT for the treatment of dementia-related psychosis will initially focus on psychosis in AD, which is the most prevalent cause of dementia, accounting for an estimated 60% to 80% of all cases. Up to 50% of AD patients exhibit psychiatric symptoms, which often leads to institutional care in a hospital or nursing home. Our initial focus on the AD dementia subtype reflects various strategic development, regulatory and commercial considerations, and we remain interested in exploring KarXT in other dementia subtypes in future development programs. We plan to share details of our Phase 3 program evaluating KarXT for the treatment of psychosis in AD in the first half of 2022 prior to the program’s initiation in mid-2022.

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

Current antipsychotic treatments work primarily by inhibiting D2 dopamine receptors and frequently 5HT-2A serotonin receptors and are often used by physicians to address a wide range of psychiatric conditions, including schizophrenia, bipolar disorder and psychotic depression, as well as psychosis and agitation in elderly patients with dementia. Muscarinic receptor agonists emerged in the 1990s as a potential alternative approach for treating psychosis. There are five distinct muscarinic receptors, M1 through M5, which are found in the CNS as well as various peripheral tissues. The link between muscarinic receptor stimulation in the CNS, particularly the stimulation of M1 and M4 receptors, and the reduction of symptoms of psychosis and improvement in cognition, has been well studied and is supported by data from preclinical studies and two third-party clinical trials published in peer reviewed journals. However, the successful development of a therapeutic agent targeting muscarinic receptors has been limited by undesirable side effects that are believed to arise primarily as a result of stimulation of muscarinic receptors in peripheral tissues. We believe a therapeutic agent that can preferentially target and stimulate muscarinic receptors in the CNS, but not in peripheral tissues, has the potential to treat psychosis in schizophrenia and DRP, including the associated agitation in patients with DRP. We also believe the preferential stimulation of M1 and M4 muscarinic receptors in the CNS may address the negative symptoms of schizophrenia, such as apathy, reduced social drive and loss of motivation, as well as cognitive symptoms, such as deficits in working memory and attention, all of which currently lack any approved treatments. This approach has the potential to produce a differentiated therapy relative to current D2 dopamine and 5HT-2A serotonin receptor-based antipsychotic drugs and to beneficially impact the lives of millions of patients with psychiatric conditions and cognitive disorders.

We are initially developing KarXT for the treatment of acute psychosis in adults with schizophrenia. KarXT combines xanomeline, a muscarinic receptor agonist that preferentially stimulates M1 and M4 muscarinic receptors, and trospium, an approved muscarinic receptor antagonist that does not measurably cross the blood-brain barrier, confining its effects to peripheral tissues. M1 and M4 muscarinic receptors are the receptor subtypes believed to mediate the antipsychotic and procognitive effects of xanomeline and other muscarinic agonists. Results from preclinical studies and clinical trials conducted by third parties support the hypothesis that xanomeline can reduce psychosis and improve cognition. To our knowledge, xanomeline is the only muscarinic orthosteric agonist that has demonstrated therapeutic benefit in schizophrenia and AD. Like all muscarinic orthosteric agonists studied to date, however, xanomeline’s tolerability has been limited by side effects arising from muscarinic receptor stimulation in peripheral tissues, leading to nausea, vomiting, diarrhea and increased salivation and sweating, collectively referred to as cholinergic adverse events. Trospium is a muscarinic receptor antagonist approved in the United States and Europe for the treatment of overactive bladder that inhibits all five muscarinic receptor subtypes in peripheral tissues. We believe that the combination xanomeline and trospium in KarXT has the potential to preferentially stimulate M1 and M4 muscarinic receptors in the brain without stimulating muscarinic receptors in peripheral tissues in order to achieve meaningful therapeutic benefit in patients with psychotic and cognitive disorders.

The EMERGENT program is our clinical program evaluating KarXT for the treatment of schizophrenia, and includes the completed positive Phase 2 EMERGENT-1 trial and four ongoing Phase 3 trials. In November 2019, we announced positive results from our EMERGENT-1 trial, a Phase 2 clinical trial evaluating KarXT for the treatment of acute psychosis in adults with schizophrenia. In this trial, KarXT met the trial’s primary endpoint with a statistically significant (p<0.0001) and clinically meaningful 11.6 point mean reduction in Positive and Negative Syndrome Scale, or PANSS, total scores over placebo at week 5 (-17.4 KarXT vs. -5.9 placebo). We also observed a statistically significant 3.2 point mean reduction from baseline in the PANSS-positive subscale (-5.6 KarXT v. -2.4 placebo) and a statistically significant 2.3 point mean reduction from baseline in the PANSS-negative subscale (-3.2 KarXT v. -0.9 placebo) at week five (p<0.0001 and p<0.001, respectively). The PANSS total score, PANSS-positive subscale, and the PANSS-negative subscale had statistically significant separation at every assessment throughout the trial. Following the positive results of our Phase 2 EMERGENT-1 trial, we had an End-of-Phase 2 meeting with the U.S. Food and Drug Administration, or FDA, in which the FDA confirmed that our completed Phase 2 EMERGENT-1 trial, along with one successful Phase 3 efficacy and safety trial, and additional safety data to meet regulatory requirements, would be acceptable to support a New Drug Application, or NDA, filing in schizophrenia.

In addition to our completed positive Phase 2 EMERGENT-1 trial, our EMERGENT program includes two Phase 3 trials evaluating the efficacy and safety of KarXT compared to placebo (EMERGENT-2 and EMERGENT-3, which are similar in design to EMERGENT-1), and two Phase 3 trials evaluating the long-term safety of KarXT (EMERGENT-4 and EMERGENT-5). All Phase 3 trials within our EMERGENT program are currently enrolling, with details as follows:

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
•
EMERGENT-5: A 52-week outpatient, open-label trial evaluating the long-term safety and tolerability of KarXT in up to 600 adults with schizophrenia in the U.S. and Puerto Rico who were not enrolled in EMERGENT-2 or EMERGENT-3. Enrollment for this trial began in the second quarter of 2021.

We plan to utilize the data from the EMERGENT clinical program to help guide future development plans for KarXT in negative and cognitive symptoms of schizophrenia, for which there are currently no approved treatments.

Given the unique mechanism of action of KarXT in comparison to existing standard of care therapies, we believe there is the potential for therapeutic benefit as both a monotherapy and as an adjunctive therapy for the treatment of schizophrenia. In November 2021, we initiated our Phase 3 ARISE trial evaluating the safety and efficacy of KarXT compared to placebo as an adjunctive treatment in adults with schizophrenia who have an inadequate response to their current antipsychotic therapy. This six-week, 1:1 randomized, double-blind, placebo-controlled Phase 3 trial will enroll approximately 400 adults with schizophrenia who have not achieved an adequate response to their current atypical antipsychotic treatment. Upon completion of the trial at week 6, participants will have the opportunity to enroll in a 52-week outpatient, open-label extension trial evaluating the long-term safety and tolerability of KarXT when dosed with atypical antipsychotic treatment.

We are also developing KarXT as a potential treatment for DRP, with an initial focus on psychosis in AD. In June 2021 we announced results from our multi-cohort, placebo-controlled Phase 1b trial evaluating the safety and tolerability of KarXT in healthy elderly volunteers. Results from the trial suggest that potentially therapeutic doses of KarXT can be administered to elderly adults while maintaining a favorable tolerability profile, and support the advancement of KarXT into a Phase 3 program. Our initial focus on the AD dementia subtype reflects various strategic development, regulatory and commercial considerations, and we remain interested in exploring KarXT in other dementia subtypes in future development programs. We plan to share details of our Phase 3 program evaluating KarXT for the treatment of AD psychosis in the first half of 2022 prior to the program’s initiation in mid-2022.

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

Our KarXT Programs

We specifically designed KarXT, a proprietary combination of xanomeline and trospium, to unlock the therapeutic potential of xanomeline by overcoming its limiting side effects resulting from the stimulation of muscarinic receptors in peripheral tissues. We initially selected xanomeline based on the results of the two third-party, randomized, double-blind, placebo-controlled clinical trials, as well as the results of a wide variety of preclinical studies conducted by third parties, which supported the further development of xanomeline, in the form of KarXT, as an antipsychotic and procognitive therapeutic agent. We selected trospium to counteract xanomeline’s undesirable peripheral side effects for a number of reasons, but importantly because trospium does not measurably cross the blood-brain barrier and therefore would not be expected to negate the therapeutic benefits of xanomeline in the CNS. Trospium is generically available in the United States and European Union for the treatment of overactive bladder and is well-tolerated with limited side effects, that include dry mouth and constipation. Since xanomeline and trospium compete for the same muscarinic receptors in peripheral tissues, but with opposing effects, we believe their combination has the potential to reduce the cholinergic side effects of xanomeline. We believe that there are no overlaps in the drug metabolism pathways of xanomeline and trospium and therefore we do not anticipate any significant adverse drug-drug interactions with the combination. Our Phase 1 and Phase 2 clinical trial data suggests that each of xanomeline and trospium do not affect the other’s pharmacokinetics or systemic exposure.

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

We submitted an Investigational New Drug, or IND, application to the FDA for KarXT for the treatment of schizophrenia which went into effect in August 2016.

KarXT for the Treatment of Psychosis in Patients with Schizophrenia

Schizophrenia is a chronic, severe and disabling brain disorder. In 2017, an estimated 2.7 million people living in the United States, or approximately 0.5% to 1.0% of the U.S. population, had schizophrenia. Worldwide, it is estimated that schizophrenia affects over 21 million people. People with schizophrenia have a 10 to 15-year reduction in life expectancy compared to the general population, struggle to maintain employment or live independently and are often unable to maintain meaningful interpersonal relationships.

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

In November 2019, we announced topline results from our EMERGENT-1 trial, in which KarXT met the trial’s primary endpoint with a statistically significant (p<0.0001) and clinically meaningful 11.6 point mean reduction in PANSS total score over placebo at week 5 (-17.4 KarXT vs. -5.9 placebo). We also observed a statistically significant 3.2 point mean reduction from baseline in the PANSS-positive subscale (-5.6 KarXT v. -2.4 placebo) and a statistically significant 2.3 point mean reduction from baseline in the PANSS-negative subscale (-3.2 KarXT v. -0.9 placebo) at week five (p<0.0001 and p<0.001, respectively). The PANSS total score, PANSS-positive subscale, and the PANSS-negative subscale had statistically significant separation at every assessment throughout the trial.

We also analyzed additional pre-specified secondary endpoints, including PANSS-Marder factor score, CGI-S frequency counts and percentage of CGI-S responders, defined as a CGI-S rating of either 1 or 2 at week five. We observed a statistically significant 2.5 point mean reduction from baseline in the PANSS Marder factor score (-3.9 KarXT v. -1.3 placebo) at week five (p<0.001). The PANSS Marder factor score had statistically significant separation at every assessment point through the trial. We also observed statistically significant different CGI-S frequency counts for KarXT compared to placebo at week five (p<0.001). A 4:1 ratio of CGI-S responders (5.6% KarXT v. 1.4% placebo) was also observed, however this result was not statistically significant (p=0.151).

Effect of KarXT on PANSS Total Score

Effect of KarXT on PANSS-positive subscale

Effect of KarXT on PANSS-negative subscale

Effect of KarXT on PANSS Marder factor

PANSS Marder Factor change from baseline
(LS mean change ± SEM)
0
-2.5
-5
*
***
***
Placebo
KarXT
Baseline
Week 2
Week 4
Week 5
mITT population
*P<0.05
***P<0.001

CGI-S distribution at baseline

1 = normal, 2 = borderline ill, 3 = mildly ill, 4 = moderately ill, 5 = markedly ill, 6 = severely ill, 7 = extremely ill

CGI-S distribution at week 5

1 = normal, 2 = borderline ill, 3 = mildly ill, 4 = moderately ill, 5 = markedly ill, 6 = severely ill, 7 = extremely ill

KarXT was observed to be well tolerated in the Phase 2 EMERGENT-1 trial. The overall discontinuation rate in the KarXT treatment arm was similar to placebo (20% on KarXT vs. 21% on placebo) and the number of discontinuations due to treatment emergent adverse events was equal in the two arms (n=2 on KarXT and n=2 on placebo). No patients discontinued treatment due to cholinergic adverse events in either arm of the trial. 91% of patients treated with KarXT escalated to the high dose of KarXT as part of the flexible dose design, where the choice to escalate was made by the site physician based on the tolerability of KarXT on an individual patient basis. 97% of placebo patients were dose escalated. There was also the option to de-escalate back to 100/20 mg BID KarXT dose if any tolerability issues emerged, and only 4% of patients were de-escalated in the KarXT arm compared to 1% on placebo. The overall treatment emergent adverse event rate was 54% on KarXT and 43% on placebo. Occurrences of drowsiness, extrapyramidal side effects, such as tremors or slurred speech, or weight gain, which are adverse effects generally associated with current antipsychotic drugs, were similar to placebo. The most common adverse events were constipation, nausea, dry mouth, abdominal discomfort, and vomiting, all of which were mild or moderate in severity and transient in nature. Placebo-adjusted rates of nausea, vomiting and dry mouth all decreased over time during the trial. There was no syncope, and there was no mean change in blood pressure. One patient in the KarXT group discontinued due to elevated gamma-glutamyl transferase. There was a 5.5 beats per minute peak mean placebo adjusted resting heart rate increase in the KarXT group, with a downward trend after week 2. One serious adverse event was observed in the KarXT treatment group, in which a patient discontinued and sought hospital care for worsening psychosis, meeting the regulatory definition of serious adverse event. The clinical trial administrator was not able to rule out that the serious adverse event was drug related, and as such, the serious adverse event was classified as being “possibly-drug related.” All other treatment emergent adverse events were mild or moderate.

Our Ongoing EMERGENT program for the Treatment of Acute Psychosis in Adults with Schizophrenia

Following the positive results of EMERGENT-1, we had an End-of-Phase 2 meeting with the FDA in which the FDA confirmed that our completed EMERGENT-1 trial, along with one successful Phase 3 efficacy and safety trial, and additional safety data to meet regulatory requirements, would be acceptable to support an NDA filing. As such, we will conduct the following trials as part of our EMERGENT program, which together with additional preclinical, CMC, clinical and other related activities, will support our NDA filing for KarXT for the treatment of acute psychosis in adults with schizophrenia:

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
•
EMERGENT-5: A 52-week outpatient, open-label trial evaluating the long-term safety and tolerability of KarXT in up to 600 adults with schizophrenia in the U.S. and Puerto Rico who were not enrolled in EMERGENT-2 or EMERGENT-3. Enrollment for this trial began in the second quarter of 2021.

Our Ongoing ARISE program for KarXT as Adjunctive Therapy in Adults with Schizophrenia

Given the unique mechanism of action of KarXT in comparison to existing standard of care therapies, we believe there is the potential for therapeutic benefit as both a monotherapy and as an adjunctive therapy for the treatment of schizophrenia. In November 2021, we initiated our Phase 3 ARISE trial to evaluate the safety and efficacy of KarXT compared to placebo as an adjunctive treatment in adults with schizophrenia who have an inadequate response to their current antipsychotic therapy. This six-week, 1:1 randomized, double-blind, placebo-controlled Phase 3 trial will enroll approximately 400 adults with schizophrenia who have not achieved an adequate response to their current atypical antipsychotic treatment. Participants in this trial will continue their currently prescribed atypical antipsychotic therapy at the same dose or regimen schedule as prior to entry in the study, and will receive a flexible dose of KarXT or placebo based on tolerability and clinical response as determined by a clinician. The primary outcome measure of the trial is change in PANSS total score of KarXT compared to placebo at week 6. Upon completion of the trial at week 6, participants will have the opportunity to enroll in a 52-week outpatient, open-label extension trial evaluating the long-term safety and tolerability of KarXT when dosed with atypical antipsychotic treatment.

Our Planned Clinical Trials for the Negative and Cognitive Symptoms of Schizophrenia

We plan to utilize the data from our EMERGENT clinical program to help guide future development plans for KarXT in negative and cognitive symptoms of schizophrenia, for which there are currently no approved treatments.

In September 2020 we presented the results of an exploratory endpoint analysis evaluating the impact of KarXT on cognition in the Phase 2 EMERGENT-1 trial at the European College of Neuropsychopharmacology Annual Meeting. The analysis demonstrated trends towards improvements in cognition for patients receiving KarXT relative to placebo, with larger benefits seen in patients with greater cognitive impairment at baseline. We plan to collect data on the potential benefit of KarXT on negative and cognitive symptoms of schizophrenia as part of the ongoing EMERGENT program and our planned trial to evaluate KarXT in patients who have an inadequate response to current standard of care therapies described below, and will continue to evaluate the timing and design of potential trials specifically directed towards the negative and cognitive symptoms of schizophrenia.

Cognitive performance results

Cognitive Test	Statistic (KarXT vs. placebo)	Value
Composite Score*	p-value	**0.11**
	Cohen's d	**0.24**

*Composite score of six cognitive battery tests, including: Detection. Pediatric Groton Maze Learning, Identification, International Shopping List, One-Back Speed, One-Back Accuracy

Composite score analysis stratification by baseline impairment

Statistic (KarXT vs. placebo)	Impairment Median Split		Impairment Tertile Split		
	High	Low	Highest	Middle	Lowest
p-value	**0.03**	0.53	**0.02**	0.52	0.87
Cohen's d	**0.56**	0.13	**0.83**	0.19	0.04

KarXT for the Treatment of Psychosis in Alzheimer's Disease

Approximately 8.4 million people in the United States are living with dementia. The prevalence of psychosis in diagnosed dementia patients varies by dementia subtypes between 10% and 75% and in total an estimated 1.2 million dementia patients exhibit psychiatric symptoms. Patients with DRP share many characteristics and often exhibit similar psychiatric symptoms irrespective of their underlying neurodegenerative disease. Based on third-party clinical trials with xanomeline and xanomeline’s mechanisms of action, we believe KarXT has therapeutic potential to treat DRP. To date, the FDA has not approved any drug to treat the psychotic or behavioral symptoms of DRP. As symptoms progress and become more severe, physicians often resort to off-label use of antipsychotic medications to treat these patients. Current antipsychotic drugs are associated with a number of side effects including potentially irreversible movement disorders, weight gain, metabolic dysfunction and sedation, which can be more problematic in elderly patients with DRP. In addition, antipsychotic drugs all have a “boxed warning” for increased mortality in the elderly and may exacerbate the cognitive impairment associated with DRP. Accordingly, there remains a large unmet medical need in psychosis and the associated behavioral symptoms of patients with DRP.

AD is the most common form of dementia and represents between 60% and 80% of dementia patients. AD is an irreversible, progressive neurodegenerative brain disorder that slowly destroys memory and cognition and, eventually, the ability to carry out even the simplest of tasks. In the large and growing AD population, up to 50% of patients will experience psychosis and related behavioral symptoms at some point during the course of their disease, which often leads to institutional care in a hospital or nursing home. We plan to study KarXT in the AD psychosis population as the first indication in our DRP program. We plan to share details of our Phase 3 program evaluating KarXT for the treatment of psychosis in AD in the first half of 2022 prior to the program’s initiation in mid-2022.

Our Completed Phase 1b Healthy Elderly Volunteer Clinical Trial

Based on Eli Lilly’s Phase 2 clinical trial of xanomeline in patients with AD, and the improved tolerability profile of KarXT as compared to xanomeline, in December 2019, we initiated a Phase 1b dose-ranging clinical trial to assess the safety and tolerability of KarXT in healthy elderly volunteers. We utilized a flexible dosing protocol titrated over approximately two to three weeks in order to select the doses and titration protocol for future trials of KarXT in elderly patients with DRP.

The placebo-controlled, inpatient Phase 1b dose-ranging trial consisted of three cohorts, each enrolling 16 healthy elderly volunteers, randomized 3:1 to receive KarXT or placebo. As part of the flexible dosing protocol, a volunteer’s dose was increased if they were tolerating KarXT well at the time of the potential dose increase, as determined by a clinician. In the trial, the majority of healthy elderly volunteers were titrated to xanomeline doses of 150 to 200 mg when dosed with KarXT three times per day. Pharmacokinetic data demonstrated that healthy elderly volunteers achieved mean xanomeline blood levels comparable to the mean xanomeline blood levels reported in the Phase 2 EMERGENT-1 trial evaluating KarXT in adults with schizophrenia. Previous trials of KarXT have demonstrated that the current formulation of KarXT results in xanomeline exposures, or blood levels, that are approximately 10% greater than blood levels seen in earlier trials of xanomeline alone.

The treatment-related adverse events (AEs) were similar to those observed in prior trials of KarXT, and a majority (>80%) were rated mild in severity. One serious AE of urinary retention was reported in Cohort 1. We believe the report of urinary retention was related to a higher dose of trospium used in Cohort 1 compared to doses used in Cohorts 2 and 3, where urinary retention was not observed. No serious or severe AEs were observed in Cohorts 2 and 3. Consistent with prior trials of KarXT, blood pressure in healthy elderly volunteers receiving KarXT was similar to placebo, and no syncopal events were observed. Heart rate increases observed in the trial were also consistent with prior trials of KarXT.

Data from the Phase 1b trial suggest that a lower dose ratio of trospium to xanomeline, compared to the ratios used in Phase 1 trials in healthy adult volunteers and in the Phase 2 EMERGENT-1 trial evaluating KarXT in adults with schizophrenia, was better tolerated by healthy elderly volunteers.

Planned Additional Formulations of KarXT

We believe that additional formulations of KarXT have the potential to further improve the therapeutic window of KarXT and offer patient compliance advantages through decreased dosing frequency. Our ongoing research efforts include the development of advanced oral, long-acting injectable, transdermal and buccal formulations. In November 2021, we initiated a Phase 1 study of an advanced formulation of KarXT.

Other Research Programs

We continue to build our early stage pipeline. We currently have a novel series of compounds focused on muscarinic receptor targets. In particular, we have synthesized lead compounds for further development as potential therapeutic agents in several CNS disorders, including schizophrenia and psychosis in AD. We have completed in vitro screening for several compounds and advanced these lead compounds for further preclinical development. In vivo evaluation of these compounds in rodents is ongoing for these indications, and we expect to initiate IND-enabling studies in 2022. We believe we can optimize these compounds and advance their development through preclinical studies and into clinical development, given our expertise in this space.

In February 2020, we announced a drug discovery partnership with Charles River Laboratories to accommodate continued growth in our muscarinic receptor drug discovery efforts. In July 2020, we announced a drug discovery collaboration with Psychogenics, Inc. to discover novel drug candidates for the treatment of neuropsychiatric disorders. We continue to evaluate other opportunities focused on muscarinic and non-muscarinic targets for CNS disorders.

Manufacturing and Supply

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently source all of our nonclinical and clinical compound supply through third-party contract manufacturing/ organizations, or CMOs. We have established a robust supply chain to enable sufficient supply of the raw materials needed to conduct our EMERGENT and ARISE program, as well as support NDA application. We continue to expand our manufacturing network to ensure redundant supply of critical input materials.

For clinical supply, we use CMOs who act in accordance with the FDA’s good laboratory practices, or GLP, and current good manufacturing practices, cGMP, for the manufacture of drug substance and product. Currently, we contract with Neuland Laboratories Limited and Esteve Quimica, S.A., for the manufacture of xanomeline and source trospium from Procos, S.p.A. and Midas Pharmaceuticals, Inc. We expect to rely on third parties for our manufacturing processes and the production of all clinical supply drug substance and drug product. We use additional contract manufacturers to fill, label, package, store and distribute investigational drug products. It is our intent to identify and qualify additional manufacturers to provide active pharmaceutical ingredient and fill-and-finish services prior to submission of a new drug application to the FDA for any product candidates that complete clinical development.

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

Psychosis in patients with schizophrenia

The current standards of care for the psychotic symptoms of patients with schizophrenia are antipsychotic treatments that work primarily by inhibiting D2 dopamine and 5HT2-A serotonin receptors as their primary mechanism of action. These drugs include: Abilify, marketed by Bristol-Myers Squibb Company, Zyprexa, marketed by Eli Lilly, Vraylar, marketed by Allergan, Clozaril, marketed by Mylan Products Ltd., Latuda, marketed by Sumitomo Dainippon Pharma Co., Ltd., Caplyta, marketed by Intra-Cellular Therapies, Inc., and Lybalvi, marketed by Alkermes plc. Many of these drugs are prescribed for a variety of neuropsychiatric conditions, including bipolar disorder, depression and Tourette syndrome. Additionally, we are aware of several product candidates in clinical development that are intended to provide an antipsychotic benefit, including product candidates being developed by Acadia Pharmaceuticals Inc., or Acadia, Sunovion Pharmaceuticals, Inc. and Cerevel Therapeutics Holdings, Inc.

There are currently no FDA-approved drugs for the negative or cognitive symptoms of schizophrenia. However, we are aware of companies with product candidates in clinical development for the treatment of the negative and cognitive symptoms of schizophrenia, including Boehringer Ingelheim and Neurocrine Biosciences, Inc. for cognitive symptoms, Minerva and Roche for negative symptoms and Novartis for negative and cognitive symptoms.

Dementia-Related Psychosis

There are currently no approved treatments for DRP, including psychosis related to AD. Patients with DRP are commonly treated with antipsychotic medications that are indicated and approved for schizophrenia. In 2020, Acadia submitted an sNDA application for marketing authorization of its drug (currently approved for a different indication) for the treatment of hallucinations and delusions associated with DRP, and FDA issued a complete response letter in April 2021. Acadia has announced that it plans to resubmit this sNDA, for the treatment of hallucinations and delusions associated with dementia focused on Alzheimer’s disease psychosis, in the first quarter of 2022. Available treatments for AD patients are only indicated for enhancing cognition in AD patients, and include acetylcholinesterase inhibitors such as donepezil, galantamine, rivastigmine and memantine. These medications are available generically although specific dosage forms and combinations are proprietary and marketed by large pharmaceutical companies such as, Allergan, Janssen Pharmaceuticals NV, Novartis International AG and Pfizer Inc.

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

Product Candidates

With regard to our KarXT product candidate, we exclusively license from PureTech Health LLC, or PureTech Health, a patent family comprising two issued U.S. patents with claims directed to an oral medicament comprising certain doses of xanomeline and/or the salt thereof and certain doses of trospium chloride, three issued U.S. patents with claims directed to methods for treating central nervous system disorders using an oral medicament comprising certain doses of xanomeline and/or salts thereof and certain doses of trospium chloride, issued patents in Canada, Europe, and Hong Kong, and a total of five patent applications pending, one in each of the U.S., Europe and Hong Kong, and two in Japan. The patents and the pending patent applications, if issued, are expected to expire in 2030 without taking into account a possible Patent Term Extension, or PTE, or any possible patent term adjustments.

We also own two issued U.S. patents, an issued patent in Brazil, and three pending U.S. patent applications, and a total of 26 pending patent applications in Australia, Canada, Chile, China, Columbia, Costa Rica, Eurasia, Egypt, Europe, Hong Kong, Indonesia, India, Israel, Japan, South Korea, Mexico, New Zealand, the Philippines, Saudi Arabia, Singapore, Thailand, Ukraine, Vietnam, and South Africa with claims directed towards an oral pharmaceutical composition, comprising a plurality of xanomeline beads having a core comprising xanomeline or a salt thereof, and a plurality of trospium beads having a core comprising a salt of trospium. The patent and the pending patent applications, if issued, are expected to expire in 2039 without taking into account a possible PTE or any possible patent term adjustments.

We also own one pending U.S. non-provisional patent application and one pending PCT application with claims directed to the use of KarXT for treating schizophrenia or a disease related to schizophrenia in a patient in need thereof. The patent applications, if issued, are expected to expire in 2040 without taking into account a possible PTE or any possible patent term adjustments.

We also own one pending U.S. provisional application, one PCT application, and one Taiwanese application, with claims directed towards treating a disorder ameliorated by activating muscarinic receptors in an elderly patient in need thereof using xanomeline and/or a salt thereof and a salt of trospium. The pending patent applications, if issued, are expected to expire in 2042 without taking into account a possible PTE or any possible patent term adjustments.

We also own three pending U.S. provisional applications and one pending European application with claims directed towards treating central nervous system disorders with xanomeline and/or a salt thereof and an antipsychotic. The pending patent applications, if issued, are expected to expire in 2042 without taking into account a possible PTE or any possible patent term adjustments.

We also own two pending U.S. patent applications, one pending PCT application, and a total of eight pending applications in Australia, Brazil, Canada, China, Europe, India, Japan, and New Zealand with claims directed to compounds targeting muscarinic receptors and methods of treatment using such compounds. The patent applications claiming priority to and the benefit of these provisional applications, if issued, are expected to expire in 2040 or 2041 without taking into account a possible PTE or any possible patent term adjustments. Our U.S. and foreign patent applications also disclose other muscarinic activators in combination with other muscarinic inhibitors to treat CNS disorders.

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

In connection with the Patent License Agreement, we have agreed to make milestone payments to PureTech Health of up to an aggregate of $10 million upon the achievement of specified development and regulatory milestones, of which we paid PureTech Health a milestone payment of $2 million in 2020. No other milestone payments have been made under this agreement. In addition, we are obligated to pay PureTech Health low single-digit royalties on the worldwide net sales of any commercialized product covered by the licenses granted under the Patent License Agreement. In the event that we sublicense any of the patent rights granted under the Patent License Agreement, we will be obligated to pay PureTech Health royalties within the range of 15% to 25% on any income we receive from the sublicensee, excluding royalties. We paid less than $0.1 million in sublicense income associated with the Zai License Agreement to PureTech Health in 2021.

We may terminate the Patent License Agreement for any reason with proper prior notice to PureTech Health. Either party may terminate the Patent License Agreement upon an uncured material breach by the other party.

License Agreement with Zai Lab

In November 2021, we entered into a License Agreement, or the Zai License Agreement, with Zai Lab (Shanghai) Co., Ltd, or Zai, pursuant to which we granted to Zai the right to exclusively develop, manufacture and commercialize KarXT in mainland China, Hong Kong, Macau, and Taiwan, referred to as the Licensed Territory.

Under the terms of the Zai License Agreement, we received a $35 million upfront payment and are eligible to receive up to an additional $80 million in development and regulatory milestone payments. We are also eligible to receive up to $72 million in sales milestone payments and low double-digit to high-teens tiered royalties based on annual net sales of KarXT in the Licensed Territory, subject to reduction under specified circumstances. Zai will fund substantially all development, regulatory, and commercialization activities in the Licensed Territory.

The Zai License Agreement will expire upon the latest of the following dates with respect to the last licensed product in any region in the Licensed Territory: (i) the date of expiration of the last valid claim covering such licensed product in such region, (ii) the date that is a specific period after the date of the first commercial sale of such licensed product in such region and (iii) the expiration date of any regulatory exclusivity for such licensed product in such region. Subject to the terms of the Zai License Agreement, Zai may terminate the Zai License Agreement for convenience by providing written notice to us, which termination will be effective following a prescribed notice period. In addition, we may terminate the Zai License Agreement under specified circumstances if Zai or certain other parties challenge our patent rights or if Zai or its affiliates fail to complete certain development activities with respect to the licensed product for a specified period of time, subject to specified exceptions. Either party may terminate the Zai License Agreement for the other party’s uncured material breach of the Zai License Agreement, with a customary notice and cure period, or insolvency. After termination or expiration of the Zai License Agreement, we are entitled to retain a worldwide, exclusive, and perpetual license from Zai to exploit the licensed product (which license would be non-exclusive after expiration (but not termination) of the Zai License Agreement), subject to a reasonable royalty to be agreed by the parties if the Zai License Agreement is terminated for our uncured material breach.

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
•
submission to the FDA of an IND which must take effect before human clinical trials may begin;

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

Post-approval, or Phase 4, studies may be conducted after initial regulatory approval. These studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication.

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

Post-Approval Requirements

Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, tracking and tracing requirements, advertising and promotion and reporting of adverse experiences with the product. After approval, many changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are annual prescription drug product program fee requirements for certain marketed products.

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

Clinical Trial Approval

In April 2014, the European Union adopted the new Clinical Trials Regulation, (EU) No 536/2014 (Clinical Trials Regulation), which replaced the Clinical Trials Directive 2001/20/EC on 31 January 2022. The Clinical Trials Regulation is directly applicable in all the EU Member States, meaning national implementing legislation in each EU Member State is not required. The transitory provisions of the new Clinical Trials Regulation offer sponsors the possibility to choose between the requirements of the previous Clinical Trials Directive and the Clinical Trials Regulation if the request for authorization of a clinical trial is submitted in the year after the new Clinical Trials Regulation became applicable. If the sponsor chooses to submit under the Clinical Trials Directive and the clinical trial continues for more than three years from the day on which the Clinical Trials Regulation became applicable, the Clinical Trials Regulation will at that time begin to apply to the clinical trial.

The new Clinical Trials Regulation aims to simplify and streamline the approval of clinical trials in the European Union. The main characteristics of the regulation include: a streamlined application procedure via a single entry point through the Clinical Trials Information System, or CTIS; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts (Part I contains scientific and medicinal product documentation and Part II contains the national and patient-level documentation). Part I is assessed by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned) of a draft report prepared by a Reference Member State. Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU Member State. However, overall related timelines will be defined by the Clinical Trials Regulation.

The United Kingdom has implemented Clinical Trials Directive 2001/20/EC into national law through the Medicines for Human Use (Clinical Trials) Regulations. Whether the United Kingdom will amend its legislation to align more closely with the new EU Regulation once that comes into effect is as yet unknown, however the Medicines and Healthcare products Regulatory Agency, or MHRA, the UK medicines regulator, has opened a consultation on a set of proposals designed to improve and strengthen the UK clinical trials legislation. Such consultation is open until 14 March 2022.

Marketing Authorization

To obtain a marketing authorization for a product in the European Union, an applicant must submit an MAA either under a centralized procedure administered by the European Medicines Agency, or EMA, or one of the procedures administered by competent authorities in the EU Member States (decentralized procedure or mutual recognition procedure). A marketing authorization may be granted only to an applicant established in the European Union. Regulation (EC) No 1901/2006 provides that prior to obtaining a marketing authorization in the European Union, applicants have to demonstrate compliance with all measures included in an EMA-approved Pediatric Investigation Plan, or PIP, covering all subsets of the pediatric population, unless the EMA has granted (1) a product-specific waiver, (2) a class waiver or (3) a deferral for one or more of the measures included in the PIP.

The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid for all EU Member States, and in the additional Member States of the European Economic Area (Iceland, Liechtenstein and Norway). Pursuant to Regulation (EC) No 726/2004, the centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy medicinal products (gene-therapy, somatic cell-therapy or tissue-engineered medicines), and products with a new active substance indicated for the treatment of certain diseases, including products for the treatment of HIV or AIDS, cancer, diabetes, neurodegenerative diseases, auto-immune and other immune dysfunctions and viral diseases. For products with a new active substance indicated for the treatment of other diseases and products that constitute a significant therapeutic, scientific or technical innovation and whose authorization would be in the interest of public health at EU level, the centralized procedure is optional.

Under the centralized procedure, the Committee for Medicinal Products for Human Use, or the CHMP, established at the EMA is responsible for conducting the initial assessment of a product. The CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing marketing authorization. Under the centralized procedure in the European Union, the maximum timeframe for the evaluation of an MAA by the EMA is 210 days, excluding clock stops, when additional information or written or oral explanation is to be provided by the applicant in response to questions asked by the CHMP. Clock stops may extend the timeframe of evaluation of an MAA considerably beyond 210 days. Where the CHMP gives a positive opinion, it provides the opinion together with supporting documentation to the European Commission, who makes the final decision to grant a marketing authorization, which is issued within 67 days of receipt of the EMA’s recommendation. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. If the CHMP accepts such request, the time limit of 210 days will be reduced to 150 days, excluding clock stops, but it is possible that the CHMP can revert to the standard time limit for the centralized procedure if it considers that it is no longer appropriate to conduct an accelerated assessment.

Unlike the centralized procedure, the decentralized procedure requires a separate application to, and leads to separate approval by, the competent authorities of each EU Member State in which the product is to be marketed. This application is identical to the application that would be submitted to the EMA for authorization through the centralized procedure. The reference EU Member State prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. The resulting assessment report is submitted to the concerned EU Member States who, within 90 days of receipt, must decide whether to approve the assessment report and related materials. If a concerned EU Member State cannot approve the assessment report and related materials due to concerns relating to a potential serious risk to public health, disputed elements may be referred to the European Commission, whose decision is binding on all EU Member States.

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

Under the above described procedures, before granting the marketing authorizations, the EMA or the competent authorities of the EU Member States of the make an assessment of the risk-benefit balance of the drug on the basis of scientific criteria concerning its quality, safety, and efficacy.

Now that the United Kingdom has left the EU, Great Britain will no longer be covered by centralized marketing authorizations (under the Northern Ireland Protocol, centralized EU authorizations will continue to be recognized in Northern Ireland). All medicinal products with a current centralized authorization were automatically converted to Great Britain’s marketing authorizations on January 1, 2021. For a period of two years from January 1, 2021, the Medicines and Healthcare products Regulatory Agency (MHRA) may rely on a decision taken by the European Commission on the approval of a new marketing authorization in the centralized procedure, in order to more quickly grant a new Great Britain marketing authorization. A separate application will, however, still be required. The MHRA also has the power to have regard to marketing authorizations approved in EU Member States through the decentralized or mutual recognition procedures a view to more quickly granting a marketing authorization in the United Kingdom or Great Britain.

Data and Market Exclusivity in the European Union

In the EU, innovative medicinal products approved on the basis of a complete independent data package qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity pursuant to Directive 2001/83/EC. Regulation (EC) No 726/2004 repeats this entitlement for medicinal products authorized in accordance with the centralized authorization procedure. Data exclusivity prevents applicants for authorization of generics of these innovative products from referencing the innovator’s pre-clinical and clinical trial data contained in the dossier of the reference product when applying for a generic marketing authorization in the EU, during a period of eight years from the date on which the reference product was first authorized in the EU. During an additional two-year period of market exclusivity, a generic marketing authorization application can be submitted and authorized, and the innovator’s data may be referenced, but no generic medicinal product can be placed on the European Union market until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. There is no guarantee that a product will be considered by the EMA to be an innovative medicinal product, and products may not qualify for data exclusivity Even if a product is considered to be an innovative medicinal product so that the innovator gains the prescribed period of data exclusivity, another company nevertheless could also market another version of the product if such company obtained marketing authorization based on an MAA with a complete independent data package of pharmaceutical tests, preclinical tests and clinical trials.

Periods of Authorization and Renewals

A marketing authorization has an initial validity for five years in principle. The marketing authorization may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the EU Member State for a nationally authorized product. Once subsequently definitively renewed, the marketing authorization shall be valid for an unlimited period, unless the European Commission or the national competent authority decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal period. Any authorization which is not followed by the actual placing of the medicinal product on the European Union market (in the case of the centralized procedure) or on the market of the authorizing EU Member State (for a nationally authorized product) within three years after authorization ceases to be valid (the so-called sunset clause).

Regulatory Requirements after a Marketing Authorization has been Obtained

If an authorization for a medicinal product in the European Union is obtained, the holder of the marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. These include:

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
•
The marketing and promotion of authorized drugs, including industry-sponsored continuing medical education and advertising directed toward the prescribers of drugs and/or the general public, are strictly regulated in the European Union Direct-to-consumer advertising of prescription medicines is prohibited across the EU.

The aforementioned European Union rules are generally applicable in the European Economic Area, or EEA, which consists of the EU Member States, plus Norway, Liechtenstein and Iceland.

European General Data Protection Regulation

In the event we decide to conduct clinical trials in the European Union, we may be subject to additional privacy restrictions. The collection and use of personal data including health information in the European Union is governed by the provisions of the General Data Protection Regulation, or GDPR, as well as national data protection laws. The GDPR imposes a broad range of strict requirements on companies subject to the GDPR, such as including requirements relating to having legal bases for processing personal data relating to identifiable individuals and transferring such information outside the European Economic Area, or EEA, including to the U.S. (see below), providing details to those individuals regarding the processing of their personal data, implementing safeguards to keep personal data secure, having data processing agreements with third parties who process personal data, providing information to individuals regarding data processing activities, responding to individuals’ requests to exercise their rights in respect of their personal data, obtaining consent of the individuals to whom the personal data relates, reporting security and privacy breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers, conducting data protection impact assessments, and record-keeping. The GDPR substantially increases the penalties to which we could be subject in the event of any non-compliance, including fines of up to €20,000,000 or 4% of total annual global revenue, whichever is greater. The GDPR increases the responsibility and liability of pharmaceutical companies in relation to processing personal data, and companies may be required to put in place additional mechanisms to ensure compliance with the new EU data protection rules. The GDPR introduced new data protection requirements in the EU and substantial fines for breaches of the data protection rules. The GDPR may impose additional responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. This may be onerous and adversely affect our business, financial condition, results of operations and prospects.

In addition, the United Kingdom (UK) incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law (referred to as the 'UK GDPR'), following its exit from the EU in 2020. The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the UK is regarded as a third country under the EU’s GDPR, the European Commission (“EC”) has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing.

Brexit and the Regulatory Framework in the United Kingdom

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the EU, commonly referred to as Brexit, and the UK formally left the EU on January 31, 2020. There was a transition period during which EU pharmaceutical laws continued to apply to the UK, which expired on December 31, 2020. However, the EU and the UK have concluded a trade and cooperation agreement, or TCA, which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not foresee wholesale mutual recognition of UK and EU pharmaceutical regulations. At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework will continue to apply in Northern Ireland). The regulatory regime in Great Britain therefore largely aligns with current EU regulations, however it is possible that these regimes will diverge in future now that Great Britain’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of UK and EU pharmaceutical legislation.

Healthcare and Privacy Laws and Regulation

Healthcare providers and third-party payors play a primary role in the recommendation and prescription of drug products that are granted regulatory approval. Arrangements with providers, consultants, third-party payors and customers are subject to broadly applicable fraud and abuse, anti-kickback, false claims laws, reporting of payments to physicians and teaching hospitals and patient privacy laws and regulations and other healthcare laws and regulations that may constrain our business and/or financial arrangements. Restrictions under applicable federal and state healthcare and privacy laws and regulations, include the following:

•
Anti-Kickback Statute—The federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, paying, receiving or providing remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation or arranging of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand, and prescribers, purchasers and formulary managers, among others, on the other. A person or entity can be found guilty of violating the federal Anti-Kickback Statute without actual knowledge of the statute or specific intent to violate it. In addition, the government may assert that a claim, including items or services resulting from a violation of the federal Anti-Kickback Statute, constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act or federal civil money penalties statute. Effective January 19, 2021, the Office of Inspector General, or OIG, added safe harbor protections under the Anti-Kickback Statute for certain coordinated care and value-based arrangements among clinicians, providers, and others;
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

•
HIPAA—The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity can be found guilty of violating HIPAA without actual knowledge of the statute or specific intent to violate it. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;
•
Transparency Requirements—The federal Physician Payments Sunshine Act, created under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, and its implementing regulations, require manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, to report annually to the HHS under the Open Payments Program, information related to payments or other transfers of value made to physicians, certain other healthcare professionals, and teaching hospitals, as well as ownership and investment interests held by physicians, certain other healthcare professional and their immediate family members. Effective January 1, 2022, these reporting obligations extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners; and
•
Price Reporting Laws— Federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs;
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

•
California Consumer Privacy Act (CCPA) – The CCPA established a privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. While clinical trial data and information governed by HIPAA are currently exempt from the current version of the CCPA, other personal information may be applicable and possible changes to the CCPA may broaden its scope. In addition to the CCPA, new privacy and data security laws have been proposed in more than half of the states in the U.S. and in the U.S. Congress, reflecting a trend toward more stringent privacy legislation in the U.S., which trend may accelerate depending on the new U.S. presidential administration. The effects of the CCPA, and other similar state or federal laws, are potentially significant and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation; and
•
Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring manufacturers to report information related to payments to physicians and other healthcare providers, marketing expenditures, and drug pricing information. Certain state and local laws require the registration of pharmaceutical sales representatives. State and foreign laws, including for example GDPR, also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

There have been a number of federal and state proposals in recent years regarding the pricing of pharmaceutical products, limiting coverage and the amount of reimbursement for drugs and other medical products, government control and other changes to the healthcare system in the United States. For example, in March 2010, the United States Congress enacted the Affordable Care Act, which, among other things, includes contains to the coverage and payment for products under government health care programs. The Affordable Care Act includes provisions of importance to our potential product candidates, including among other things, that:

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

Since its enactment, there have been numerous judicial, administrative, executive, and legislative efforts to expand, repeal, replace or modify the ACA, some of which have been successful, in part, in modifying the law, as well as court challenges to the constitutionality of the law. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the ACA will impact our business.

In addition, other legislative and regulatory changes have been proposed and adopted in the United States since the ACA was enacted:

•
On August 2, 2011, the U.S. Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Following the temporary suspension, a 1% payment reduction will occur beginning April 1, 2022 through June 30, 2022, and the 2% payment reduction will resume on July 1, 2022.
•
On January 2, 2013, the U.S. American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers.
•
On April 13, 2017, CMS published a final rule that gives states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.
•
On May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.
•
On May 23, 2019, CMS published a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020.
•
On December 20, 2019, former President Trump signed into law the Further Consolidated Appropriations Act (H.R. 1865), which repealed the Cadillac tax, the health insurance provider tax, and the medical device excise tax. It is impossible to determine whether similar taxes could be instated in the future.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. At a federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On September 25, 2020, CMS stated drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates would have been be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. However, on December 29, 2021 CMS rescinded the Most Favored Nations rule. Additionally, on November 30, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

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

In the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies or so-called health technology assessments, in order to obtain reimbursement or pricing approval. For example, the European Union provides options for its Member States to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. EU Member States may approve a specific price for a product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other Member States allow companies to fix their own prices for products, but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the European Union have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the European Union. The downward pressure on healthcare costs in general, particularly prescription products, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU Member States, and parallel trade, i.e., arbitrage between low-priced and high-priced Member States, can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any products, if approved in those countries.

Legal Proceedings

We are not currently subject to any material legal proceedings.

Facilities

Our headquarters are located at 99 High Street, Floor 26, Boston, Massachusetts, where we occupied approximately 25,443 square feet of leased office space as of December 31, 2021. This lease expires in December 2025.

Additionally, we maintain offices located at 11711 N. Meridian Street, Suite 430, Carmel, Indiana, consisting of 5,050 square feet of leased office space. This lease expires in July 2023.

Human Capital

We believe that our employees are critical to the success of our mission, and that our future success will depend in large part on our continued ability to attract, hire and retain qualified personnel. We continuously strive to ensure that employee morale remains strong, and conduct employee engagement satisfaction surveys and monitor employee turnover rates as part of this process.

As of February 15, 2022, we had 118 full-time employees, including a total of 37 employees with M.D. and/or Ph.D. degrees. Of our workforce, 82 employees are directly engaged in research and development with the rest providing administrative, business and operations support. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider the relationship with our employees to be good.

Diversity, Equity and Inclusion

We are committed to cultivating and preserving a culture of diversity, equity and inclusion, and aim to foster an inclusive environment through respect, collaboration, and open communication. We embrace and encourage the differences among our employees that make them unique, and believe that these differences, as well as corresponding diversity of opinions and thought, contribute to our success as a company. As we grow and mature, we will continue to implement initiatives to foster the diversity and inclusiveness of our workforce, and to ensure that employees of all backgrounds can thrive at Karuna.

Compensation and Benefits

To ensure our compensation and benefits programs are competitive, we engage a nationally recognized outside compensation and benefits consulting firm to independently evaluate the effectiveness of our programs and to provide benchmarking against our peers within the industry. Our pay-for-performance philosophy seeks to motivate and reward employees while accomplishing the Company’s short and long-term strategic goals. As part of a robust performance management process, employees are evaluated both on what they accomplished and how they demonstrated our core competencies. Annual salary increases and incentive bonuses are based on merit and include individual and corporate performance factors.

We offer robust compensation packages, including competitive base pay, incentive compensation and equity programs, and provide a broad range of benefits, including 401(k) plan, healthcare and insurance benefits, a health savings account, paid time off, paid family and medical leave, and various health and wellness programs. Through our equity incentive plan, we aim to attract, retain and reward personnel through the granting of equity-based compensation awards in order to increase shareholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives. In addition, we are committed to the professional development of our employees, who can take advantage of various learning opportunities and training programs.

Health, Wellness and Safety

Employee safety and well-being is very important to us, particularly in light of COVID-19. In response to the pandemic, we have taken extra precautions to reduce the risk of virus exposure for our employees. We implemented a work from home policy for all employees who are able to perform their duties remotely, and we provide protective equipment for those of our employees working on site. We have also implemented and continue to adapt safety protocols and procedures to ensure compliance with local, state and federal guidelines, as well as to keep the members of our workforce healthy and safe. For our remote employees, we provide collaboration tools and resources and support their information technology needs. Aligned with our mission and to support our employees’ mental health, we introduced an offering of online resources to assist with professional and financial coaching, wellness courses, and therapy services.

Corporate Information

We were incorporated under the laws of the State of Delaware in July 2009 as Karuna Pharmaceuticals, Inc. In March 2019, the Company changed its name to Karuna Therapeutics, Inc. Our principal corporate office is located at 99 High Street, Floor 26, Boston, Massachusetts. Our website address is www.karunatx.com. The information on our website is not incorporated by reference in this Annual Report on Form 10-K or in any other filings we make with the Securities and Exchange Commission, or SEC.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our clinical development and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Since our inception, we have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our financial condition and operating results, including net losses, may fluctuate significantly from quarter to quarter and year to year. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance. Additionally, net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net losses were $143.8 million, $68.6 million and $44.0 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, we had an accumulated deficit of $287.9 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, KarXT in our initial and potential additional indications as well as for other product candidates.

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

Our ability to become and remain profitable depends on our ability to generate revenue. We do not expect to generate significant revenue, if any, unless and until we, either alone or with a collaborator, are able to obtain regulatory approval for, and successfully commercialize, KarXT for our initial and potential additional indications, or any other product candidates we may develop, license or acquire. Successful commercialization will require achievement of many key milestones, including demonstrating safety and efficacy in clinical trials, obtaining regulatory, including marketing, approval for these product candidates, manufacturing, marketing and selling those products for which we, or any of our existing or future collaborators, may obtain regulatory approval, satisfying any post-marketing requirements and obtaining reimbursement for our products from private insurance or government payors. Because of the uncertainties and risks associated with these activities, we are unable to accurately and precisely predict the timing and amount of revenues, the extent of any further losses or if or when we might achieve profitability. We and our existing or future collaborators may never succeed in these activities and, even if we do, or any existing or future collaborators do, we may never generate revenues that are large enough for us to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Additionally, our expenses could increase if we are required by the FDA or any comparable foreign regulatory authority to perform clinical trials in addition to those currently expected, or if there are any delays in completing our clinical trials or the development of any of our product candidates.

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

Our operations to date have been limited to organizing, staffing and financing our company, raising capital, licensing our technology and conducting research and development activities, including preclinical studies and clinical trials, for our product candidates. We have not yet demonstrated an ability to generate product revenues, obtain regulatory approvals, manufacture a commercial-scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in clinical development, especially clinical-stage biopharmaceutical companies such as ours. Any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to continue the preclinical and clinical development of our current and future programs. If we are able to gain marketing approval for product candidates that we develop, including any indication for which we are developing or may develop KarXT, we will require significant additional amounts of cash in order to launch and commercialize such product candidates to the extent that such launch and commercialization are not the responsibility of a collaborator. In addition, other unanticipated costs may arise in the course of our development efforts. Because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop.

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
•
if approved, the costs of commercialization activities for KarXT for any approved indications, or any other product candidate that receives regulatory approval to the extent such costs are not the responsibility of an existing or future collaborator, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;
•
subject to the receipt of regulatory approval, revenue, if any, received from commercial sales of KarXT for any approved indications or any other product candidates;
•
the extent to which we in-license or acquire rights to other products, product candidates or technologies;
•
our headcount growth and associated costs as we expand our research and development and commercial infrastructure;
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

We believe that our existing cash, cash equivalents and available-for-sale investments as of December 31, 2021 will be sufficient to meet our anticipated operating and capital expenditure requirements for at least twelve months following the potential submission of a new drug application, or NDA, with the FDA for KarXT for the treatment of acute psychosis in patients with schizophrenia. Our estimate may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

We expect our expenses to increase in connection with our planned operations. Unless and until we can generate a substantial amount of revenue from our product candidates, we expect to finance our future cash needs through public or private equity offerings, debt financings, collaborations, including licensing arrangements, or other sources, or any combination of the foregoing. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans.

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

At December 31, 2021 we had federal net operating loss carryforwards totaling $320.3 million, of which $9.8 million begin to expire in 2029 and $310.5 million can be carried forward indefinitely. In addition, we had state net operating loss carryforwards totaling $245.1 million which begin to expire in 2030. Lastly, we also had federal and state research and development tax credit carryforwards of $12.5 million and $1.6 million which begin to expire in 2031. Because we had historically been a subsidiary of PureTech, $319.8 million and $225.0 million of the federal and state net operating loss carryforwards, respectively, can be used to offset income on our future tax returns. In addition, $12.3 million and $1.6 million of the federal and state tax credit carryforwards, respectively, can be used to offset tax due on our future tax returns. Our net operating loss and tax credit carryforwards could, in whole or in part, expire unused and be unavailable to offset future income tax liabilities.

In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses or tax credits, or NOLs or credits, to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. We completed a Section 382 study during the year ended December 31, 2020, and while certain tax attributes are subject to annual limitations, none are expected to be restricted in their future utilization if we earn sufficient future profits to utilize the tax attributes. If an ownership change does occur in the future, existing NOLs or credits may be subject to such limitations. Our NOLs or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits and as a result it is possible that a limitation on our ability to use our historical NOLs or credits could harm our future operating results by effectively increasing our future tax obligations.

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
•
maintaining existing collaborations and entry into new collaborations to further the development of our product candidates;
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

Many of these risks are beyond our control, including the risks related to clinical development, the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing and sales efforts of any existing or future collaborator. If we or any collaborator are unable to develop, receive regulatory approval for, or successfully commercialize KarXT for our initial or potential additional indications, or if we experience delays as a result of any of these risks or otherwise, our business could be materially harmed.

In addition, of the large number of drugs in development in the pharmaceutical industry, only a small percentage result in the submission of an NDA to the FDA and even fewer are approved for commercialization. Furthermore, even if we do receive regulatory approval for KarXT for any indication, any such approval may be subject to limitations on the indications or uses or patient populations for which we may market the product. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development programs, we cannot assure you that we will successfully develop or commercialize KarXT for any indication.

We have never commercialized a product candidate and may experience delays or unexpected difficulties in obtaining regulatory approval for KarXT for our initial or potential additional indications.

We have never obtained regulatory approval for, or commercialized, a drug. It is possible that the FDA may refuse to accept any or all of our planned NDAs for substantive review or may conclude after review of our data that our application is insufficient to obtain regulatory approval for any product candidates. If the FDA does not approve any of our planned NDAs, it may require that we conduct additional costly clinical, nonclinical or manufacturing validation studies before it will reconsider our applications. Depending on the extent of these or any other FDA-required studies, approval of any NDA or other application that we submit may be significantly delayed, possibly for several years, or may require us to expend more resources than we have available. Any failure in obtaining regulatory approvals would prevent us from commercializing KarXT for any indication or any other product candidate, generating revenues and achieving and sustaining profitability. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA to approve any NDA or other application that we submit. If any of these outcomes occur, we may be forced to abandon the development of our product candidates, which would materially adversely affect our business and could potentially cause us to cease operations. We and our collaborators may face similar risks for our applications in foreign jurisdictions. In addition, difficulties in obtaining approval of KarXT in any of the initial indications for which we are developing it could adversely affect our efforts to seek approval from regulatory authorities for KarXT in other indications.

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

We, and any future collaborators, are not permitted to commercialize, market, promote or sell any product candidate in the United States without obtaining regulatory approval from the FDA. Foreign regulatory authorities, such as the European Medicines Agency, or EMA, impose similar requirements. The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable, but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. To date, neither we nor our collaborator have submitted an NDA to the FDA or similar drug approval submissions to comparable foreign regulatory authorities for KarXT or any other product candidate. We, and any existing or future collaborators, must complete additional preclinical or nonclinical studies and clinical trials to demonstrate the safety and efficacy of our product candidates in humans before we will be able to obtain these approvals.

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

This lengthy approval process as well as the unpredictability of clinical trial results may result in our failing to obtain regulatory approval to market any product candidate we develop, which would significantly harm our business, results of operations and prospects. There is no assurance that the endpoints and trial designs used for the approval of currently approved CNS drugs will be acceptable for future approvals, including for KarXT. The FDA and other comparable foreign authorities have substantial discretion in the approval process, and determining when or whether regulatory approval will be obtained for any product candidate that we develop. Even if we believe the data collected from our current or future clinical trials of our product candidates are promising, such data may not be sufficient to support approval by the FDA or any other regulatory authority.

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

We may experience delays in completing our clinical trials or preclinical studies and initiating or completing additional clinical trials. We may also experience numerous unforeseen events during our clinical trials that could delay or prevent our ability to receive marketing approval or commercialize the product candidates we develop, including:

•
regulators, or institutional review boards, or IRBs, or other reviewing bodies may not authorize us or our investigators to commence a clinical trial, or to conduct or continue a clinical trial at a prospective or existing trial site;
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

Regulators, IRBs of the institutions in which clinical trials are being conducted or data monitoring committees may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. For example, a previous Phase 1 clinical trial of KarXT conducted by us was put on hold by the FDA in April 2017 after one and a half days of dosing due to preliminary assessment of preclinical findings. Although this hold was lifted in August 2017 after the FDA’s complete review of the preclinical data and our proposed addition of monitoring for potential decreased gastrointestinal motility to the clinical protocol, we face the risk of future clinical holds that may not be lifted in a timely manner, if at all.

Negative or inconclusive results from our ongoing Phase 3 EMERGENT clinical trials of KarXT for the treatment of psychosis in patients with schizophrenia, our ongoing Phase 3 ARISE program, or any other clinical trial or preclinical studies in animals that we conduct, could mandate repeated or additional clinical trials and could result in changes to or delays in clinical trials KarXT in other indications. We do not know whether any clinical trials that we are conducting or may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market KarXT for our initial or potential additional indications, or any other product candidate. If later stage clinical trials do not produce favorable results, our ability to obtain regulatory approval for KarXT for our initial or potential additional indications, or any other product candidate, may be adversely impacted.

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

The results of preclinical studies and clinical trials may not be predictive of future results from subsequent later-stage clinical trials. Initial data in our clinical trials may not be indicative of results obtained when these trials are completed.

The results of preclinical studies or clinical trials of our product candidates may not be predictive of the results we or our collaborators may obtain from subsequent clinical trials of the same product candidate. For example, our completed Phase 2 EMERGENT-1 trial of KarXT in schizophrenia generated positive results that supported and informed the evaluation and development of KarXT in later-stage clinical trials in schizophrenia, including the Phase 3 trials in the ongoing EMERGENT program. The positive results seen in the Phase 2 EMERGENT-1 trial may not be predictive of future results of the later-stage clinical trials.

In addition, initial data in clinical trials may not be indicative of results obtained when such trials are completed. There can be no assurance that any of our clinical trials will ultimately be successful or support further clinical development of any of our product candidates. There is a high failure rate for drugs and biologics proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have experienced significant setbacks in clinical development even after achieving promising results in earlier-stage trials, and any such setbacks in our clinical development could have a material adverse effect on our business and operations.

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
competing clinical trials;
•
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

Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays or might require us to abandon one or more clinical trials altogether. Delays in patient enrollment may result in increased costs, affect the timing or outcome of the planned clinical trials, product candidate development and approval process and jeopardize our ability to seek and obtain the regulatory approval required to commence product sales and generate revenue, which could prevent completion of these trials, adversely affect our ability to advance the development of our product candidates, cause the value of our company to decline and limit our ability to obtain additional financing if needed. In 2019, we initiated a Phase 1b clinical trial evaluating the safety and tolerability of KarXT in healthy elderly volunteers in order to select the most appropriate dose for future KarXT trials to assess efficacy and safety in a DRP patient population. Topline results from this trial were expected by the end of 2020. However, as a result of COVID-19’s impact on enrollment, we were not able to announce topline results from this trial until the second quarter of 2021.

Changes in methods of product candidate manufacturing or formulation may result in additional costs or delay.

As product candidates proceed through preclinical studies to late-stage clinical trials towards potential approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize processes and results. For example, in our EMERGENT-1 trial, we used a co-formulation of KarXT, whereas previous clinical data were based on either xanomeline alone or xanomeline co-administered with trospium. We are currently exploring other formulations and modes of administration for KarXT. Such changes carry the risk that KarXT, or other product candidates that we may develop, will perform differently and could affect the results of clinical trials conducted with the modified product candidate. Such changes may also require additional testing, FDA notification or FDA approval. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commence sales and generate revenue.

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following regulatory approval, if obtained.

Undesirable side effects caused by KarXT, or any future product candidate, could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. In clinical trials of KarXT to date, cholinergic adverse events were generally mild or moderate in severity. However, there can be no guarantee that we would observe a similar tolerability profile of KarXT in our ongoing or planned Phase 3 clinical trials or in other future clinical trials. Similarly, in prior clinical trials of xanomeline, treatment was associated with transient increases in heart rate and liver function tests, both of which returned to baseline with continued treatment, and syncope. Electrocardiograms showed no meaningful changes in cardiac conductivity, including QTc interval. In completed KarXT trials to date, we have not observed any cardiac effects or liver function test results that are significantly different from placebo, and we have not observed any syncope associated with KarXT treatment. Many compounds that initially showed promise in clinical or earlier stage testing are later found to cause undesirable or unexpected side effects that prevented further development of the compound.

If unacceptable side effects arise in the development of our product candidates, we, the FDA or comparable foreign regulatory authorities, the IRBs, or independent ethics committees at the institutions in which our trials are conducted, or the independent safety monitoring committee, could suspend or terminate our clinical trials or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. Treatment-emergent side effects that are deemed to be drug-related could also affect subject recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. Undesirable side effects in one of our clinical trials for KarXT in one indication could adversely affect enrollment in clinical trials, regulatory approval and commercialization of KarXT in other indications. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We expect to have to train medical personnel using our product candidates to understand the side effect profiles for our clinical trials and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient injury or death. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

We have never commercialized a product, and even if KarXT for the treatment of any indication, or any future product candidate of ours, is approved by the appropriate regulatory authorities for marketing and sale, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. Physicians may be reluctant to take their patients off their current medications and switch their treatment regimen to KarXT. Further, patients often acclimate to the treatment regimen that they are currently taking and do not want to switch unless their physicians recommend switching products or they are required to switch due to lack of coverage and adequate reimbursement. In addition, even if we are able to demonstrate our product candidates’ safety and efficacy to the FDA and other regulators, including comparable foreign regulatory authorities, safety or efficacy concerns in the medical community may hinder market acceptance.

Efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources, including management of time and financial resources, and may not be successful. In particular, we may have difficulty in convincing the medical community that KarXT’s preferential targeting and stimulation of certain muscarinic receptors has the potential to avoid the undesirable side effects associated with stimulation of muscarinic receptors in the peripheral tissues. If KarXT or any other product candidate is approved but does not achieve an adequate level of market acceptance, we may not generate significant revenues and we may not become profitable.

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

The clinical and commercial landscape for the treatment of psychosis in patients with schizophrenia and DRP is highly competitive and subject to rapid and significant technological change. We face competition with respect to our indications for KarXT, and will face competition with respect to any other drug candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell drugs or are pursuing the development of drug candidates for the treatment of the indications that we are pursuing. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

Although there are no FDA-approved drugs for the negative and cognitive symptoms of schizophrenia, many large pharmaceutical companies market FDA-approved drugs for the treatment of the psychotic symptoms of schizophrenia. These drugs include: Abilify, marketed by Bristol-Myers Squibb Company, Zyprexa, marketed by Eli Lilly, Vraylar, marketed by Allergan, Clozaril, marketed by Mylan Products Ltd., Latuda, marketed by Sumitomo Dainippon Pharma Co., Ltd., Caplyta, marketed by Intra-Cellular Therapies, Inc., and Lybalvi, marketed by Alkermes plc.

Similarly, while there are currently no FDA-approved treatments for DRP, including psychosis related to Alzheimer’s Disease, or AD, patients with DRP are commonly treated with antipsychotic medications that are indicated and approved for schizophrenia. Acadia Pharmaceuticals Inc., or Acadia, is seeking approval of its drug (currently approved for a different indication) for the treatment of hallucinations and delusions associated with DRP. Available treatments for AD patients are only indicated for enhancing cognition in AD patients, and include acetylcholinesterase inhibitors such as donepezil, galantamine, rivastigmine and memantine. These medications are available generically although specific dosage forms and combinations are proprietary and marketed by large pharmaceutical companies such as Allergan, Janssen Pharmaceuticals NV, Novartis International AG and Pfizer Inc.

We believe that a significant number of product candidates are currently under development for the same indications we are currently pursuing, and may become commercially available in the future, for the treatment of conditions for which we may try to develop product candidates. For example, we are aware of several product candidates in clinical development that are intended to provide an antipsychotic benefit, including product candidates being developed by Acadia, Sunovion Pharmaceuticals, Inc. and Cerevel Therapeutics Holdings, Inc. We are also aware of companies with product candidates in clinical development for the treatment of the negative and cognitive symptoms of schizophrenia, including Boehringer Ingelheim and Neurocrine Biosciences, Inc. for cognitive symptoms, Minerva and Roche for negative symptoms and Novartis for negative and cognitive symptoms.

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

Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting qualified scientific and management personnel and establishing clinical trial sites, as well as in acquiring technologies complementary to, or necessary for, our programs. Our competitors could also recruit our employees, which could negatively impact our level of expertise and our ability to execute our business plan.

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

Karuna has several patents and a pending patent application directed to combinations of xanomeline and trospium chloride. These patents, however, would not prevent a third-party from creating, making, and marketing alternative combination therapies that fall outside the patent claim scope. There can be no assurance that any alternative combination therapies with xanomeline, or xanomeline as a single therapeutic, will not be therapeutically equivalent or commercially feasible. If an alternative combination with xanomeline, or xanomeline as a single therapeutic, is developed and approved for use in indications that we may seek approval for, the marketability and commercial success of KarXT, if approved, could be materially harmed.

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

The FDA may not approve an ANDA for a generic product until any applicable period of non-patent exclusivity for the reference listed drug has expired. The Federal Food, Drug, and Cosmetic Act, or FDCA, provides a period of five years of non-patent exclusivity for a new drug containing a new chemical entity, or NCE. Specifically, in cases where such exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification that a patent covering the listed drug is invalid, unenforceable or will not be infringed by the generic product, in which case the applicant may submit its application four years following approval of the listed drug. It is unclear whether the FDA will treat the xanomeline in KarXT as an NCE and, therefore, afford us with five years of NCE data exclusivity if approved. If any product we develop does not receive five years of NCE exclusivity, the FDA may approve generic versions of such product three years after its date of approval, subject to the requirement that the ANDA applicant certifies to any patents listed for our products in the Orange Book. Three-year exclusivity is given to a drug if it contains an active moiety that has previously been approved, and the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant and are essential to the approval of the NDA. If approved, manufacturers may seek to launch these generic products following the expiration of the applicable marketing exclusivity period, even if we still have patent protection for our product.

Competition that our products, if approved, may face from generic versions of our products could negatively impact our future revenue, profitability and cash flows and substantially limit our ability to obtain a return on our investments in those product candidates.

We currently have limited commercial infrastructure. If we are unable to develop such infrastructure on our own or through collaborations with partners, we will not be successful in commercializing our product candidates.

We currently have limited commercial infrastructure, which includes but is not limited to, marketing, sales or distribution capabilities. If KarXT is approved for the treatment of psychosis in patients with schizophrenia and DRP, we intend to establish a sales and marketing organization, either on our own or in collaboration with third parties, with technical expertise and supporting distribution capabilities to commercialize the approved product in key territories, which will require substantial additional resources. Some or all of these costs may be incurred in advance of any approval of KarXT. Any failure or delay in the development of our or third parties’ internal sales, marketing and distribution capabilities would adversely impact the commercialization of KarXT and other future product candidates.

Factors that may inhibit our efforts to commercialize our products on our own include:

•
our inability to recruit and retain adequate numbers of effective sales, marketing and market access personnel;
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

Any of our current and future product candidates for which we, or any existing or future collaborators, obtain regulatory approval in the future will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense. If approved, our product candidates could be subject to post-marketing restrictions or withdrawal from the market and we, or any existing or future collaborators, may be subject to substantial penalties if we, or they, fail to comply with regulatory requirements or if we, or they, experience unanticipated problems with our products following approval.

Any of our product candidates for which we, or any existing or future collaborators, obtain regulatory approval, as well as the manufacturing processes, post-approval studies, labeling, advertising and promotional activities for such product, among other things, will be subject to ongoing requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. We and our contract manufacturers will also be subject to user fees and periodic inspection by the FDA and other regulatory authorities to monitor compliance with these requirements and the terms of any product approval we may obtain. Even if regulatory approval of a product candidate is granted, the approval may be subject to limitations on the indications or uses for which the product may be marketed or to the conditions of approval, including the requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS.

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

In order to market any products outside of the United States, we must establish and comply with numerous and varying regulatory requirements of other countries regarding clinical trial design, safety and efficacy. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval procedures vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approvals could result in significant delays, difficulties and costs for us and may require additional preclinical studies or clinical trials which would be costly and time consuming and could delay or prevent introduction of KarXT or any of our other product candidates in those countries. We do not have experience in obtaining regulatory approval in international markets. If we or our collaborators fail to comply with regulatory requirements or to obtain and maintain required approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed.

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

Even if we, or any existing or future collaborators, obtain regulatory approvals for our product candidates, the terms of approvals and ongoing regulation of our products may limit how we manufacture and market our products, which could impair our ability to generate revenue.

Once regulatory approval has been granted, an approved product and its manufacturer and marketer are subject to ongoing review and extensive regulation. We, and any existing or future collaborators, must therefore comply with requirements concerning advertising and promotion for any of our product candidates for which we or they obtain regulatory approval. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling. Thus, we and any existing or future collaborators will not be able to promote any products we develop for indications or uses for which they are not approved.

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

Accordingly, assuming we, or any existing or future collaborators, receive regulatory approval for one or more of our product candidates, we, and any collaborators, and our and their contract manufacturers will continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance and quality control.

If we, and any existing or future collaborators, are not able to comply with post-approval regulatory requirements, we, and any collaborators, could have the regulatory approvals for our products withdrawn by regulatory authorities and our, or any collaborators’, ability to market any future products could be limited, which could adversely affect our ability to achieve or sustain profitability. Further, the cost of compliance with post-approval regulations may have a negative effect on our operating results and financial condition.

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

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any products for which we obtain regulatory approval. Our arrangements with third party payors, healthcare providers and physicians may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute any products for which we obtain regulatory approval. In addition, transparency laws and patient privacy laws can apply to the activities of pharmaceutical manufactures. See the section entitled, “Business — Healthcare and Privacy Laws and Regulation”.

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

The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is generally not permitted in the countries that form part of the European Union. Some European Union Member States, and the United Kingdom, through the United Kingdom Bribery Act 2010, have enacted laws explicitly prohibiting the provision of these types of benefits and advantages. Infringements of these laws can result in substantial fines and imprisonment.

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

The collection and processing of personal data—including health data—is governed by the European Union-wide General Data Protection Regulation, or GDPR, which applies to any business, regardless of its location, that provides goods or services to residents in the EU. The GDPR imposes more stringent operational requirements for processors and controllers of personal data, including, for example, special protections for “sensitive information” which includes health and genetic information of data subjects residing in the EU, expanded disclosures about how personal information is to be used, limitations on retention of information, increased requirements pertaining to health data and pseudonymised (i.e., key-coded) data, mandatory data breach notification requirements and higher standards for controllers to demonstrate that they have obtained valid consent for certain data processing activities. The GDPR grants individuals the opportunity to object to the processing of their personal information, allows them to request deletion of personal information in certain circumstances, and provides the individual with an express right to seek legal remedies in the event the individual believes his or her rights have been violated. Further, the GDPR imposes strict rules on the transfer of personal data out of the European Union to the United States or other regions that have not been deemed to offer “adequate” privacy protections. The GDPR provides that European Union Member States may make their own further laws and regulations in relation to the processing of genetic, biometric or health data, which could result in differences between Member States.

Our activities in Europe are currently limited, but under the GDPR we are subject to evolving and strict rules on the transfer of personal data out of the European Union to the United States, and may be required to put in place additional mechanisms ensuring compliance with the GDPR. Failure to comply with European Union data protection laws may result in fines (for example, of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year (whichever is higher) under the GDPR) and other administrative penalties, which may be onerous. These potential fines, and any costs associated with ensuring compliance with the GDPR, may be onerous and could adversely affect our business, financial condition, results of operations and prospects. Additionally, in the event we decide to conduct clinical trials in the European Union, we will be subject to additional privacy restrictions and our costs associated with ensuring compliance with the GDPR in such jurisdictions would increase.

Current and future legislation may increase the difficulty and cost for us and any collaborators to obtain regulatory approval of and commercialize our product candidates and affect the prices we, or they, may obtain.

In the United States and foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay regulatory approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain regulatory approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and in additional downward pressure on the price that we, or any collaborators, may receive for any approved products. See the section entitled “Business — Pharmaceutical Insurance Coverage and Healthcare Reform”.

Moreover, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. However, none of these executive orders make immediate policy changes. For policies contained within the executive orders to have any effect, agencies would need to take additional administrative action. How these executive orders will be implemented and their impact on the industry remain uncertain. Depending on the details of further administrative actions, some of these proposals could have significant impacts for drug manufacturers and providers.

Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain drug access and marketing cost disclosure and transparency measures, and designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, financial condition, results of operations and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our drugs or put pressure on our drug pricing, which could negatively affect our business, financial condition, results of operations and prospects.

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

Any product candidates we develop may become subject to unfavorable third-party coverage and reimbursement practices, as well as pricing regulations.

Patients rely on insurance coverage by third-party payors (third-party payors include Medicare and Medicaid (government payors) and commercial insurance companies such as Blue Cross Blue Shield, Humana, Cigna, etc.) to reimburse all or part of the costs associated with their treatment. The availability and extent of coverage and adequate reimbursement by third-party payors, including government health administration authorities, private health coverage insurers, managed care organizations and other third-party payors is essential for most patients to be able to afford expensive treatments and is critical to new product acceptance. Sales of any of our product candidates that receive marketing approval will depend substantially, both in the U.S. and internationally, on the extent to which the costs of such product candidates will be covered and reimbursed by third-party payors. No uniform policy exists for coverage and reimbursement in the U.S. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize an adequate return on our investment. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If coverage and reimbursement are not available or reimbursement is available only to limited levels, we may not successfully commercialize any product candidate for which we obtain marketing approval. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. See the section entitled “Business — Pharmaceutical Insurance Coverage and Healthcare Reform”.

There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved products. In the U.S., for example, principal decisions about reimbursement for new products are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, or HHS. CMS decides whether and to what extent a new product will be covered and reimbursed under Medicare, and private third-party payors often follow CMS’s decisions regarding coverage and reimbursement to a substantial degree. However, one third-party payor’s determination to provide coverage for a product candidate does not assure that other payors will also provide coverage for the product candidate. As a result, the coverage determination process is often time-consuming and costly. Factors payors consider in determining reimbursement are based on whether the product is: (i) a covered benefit under its health plan; (ii) safe, effective and medically necessary; (iii) appropriate for the specific patient; (iv) cost-effective; and (v) neither experimental nor investigational. This process will require us to provide scientific and clinical support for the use of our products to each third-party payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

As federal and state governments implement additional health care cost containment measures, including measures to lower prescription drug pricing, we cannot be sure that our products, if approved, will be covered by private or public payors, and if covered, whether the reimbursement will be adequate or competitive with other marketed products. For example, former President Trump previously signed executive orders aimed at lowering prescription drug prices. Such other actions by federal and state governments and health plans may put additional downward pressure on pharmaceutical pricing and health care costs, which could negatively impact coverage and reimbursement for our products if approved, our revenue, and our ability to compete with other marketed products and to recoup the costs of our research and development.

Additionally, net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product candidate that we commercialize and, if reimbursement is available, the level of reimbursement. In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price, or ASP, and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely. Further, these prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs.

Outside the U.S., the commercialization of therapeutics is generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost containment initiatives in Europe, Canada and other countries has and will continue to put pressure on the pricing and usage of therapeutics such as our product candidates. In many countries, particularly the countries of the European Union, or the EU, medical product prices are subject to varying price control mechanisms as part of national health systems. In these countries, pricing negotiations with governmental authorities can take considerable time after a product receives marketing approval. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. In general, product prices under such systems are substantially lower than in the U.S. Other countries allow companies to fix their own prices for products but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the U.S., the reimbursement for our products may be reduced compared with the U.S. and may be insufficient to generate commercially reasonable revenue and profits.

If we are unable to establish or sustain coverage and adequate reimbursement for any product candidates from third-party payors, the adoption of those products and sales revenue will be adversely affected, which, in turn, could adversely affect the ability to market or sell those product candidates, if approved. Coverage policies and third-party payor reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Laws and regulations governing any international operations we may have in the future may preclude us from developing, manufacturing and selling certain products outside of the United States and require us to develop and implement costly compliance programs.

We must dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we operate and plan to operate outside the United States, including those countries outside the United States in which we are conducting clinical trials as part of our EMERGENT and ARISE programs. The Foreign Corrupt Practices Act, or FCPA, prohibits any U.S. individual or business from paying, offering, authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring us to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

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

Our operations in foreign jurisdictions, and those of our collaborators, may be impacted by economic, political and social conditions in such jurisdictions, as well as government policies, any of which could impact our ability to operate in such jurisdictions.

Certain of the sites in our ongoing EMERGENT Phase 3 program are located in the Ukraine. Tensions between the Ukraine and Russia have escalated in recent months, culminating in Russia's recent invasion of the Ukraine. While our clinical trial sites in the Ukraine continue to actively recruit and treat patients, if political or civil conditions require it, our sites may need to delay or suspend clinical trial activities. Our clinical trial sites have contingency plans in place as part of their standard quality management practices for circumstances such as these and are prepared to initiate such plans when and if necessary. Despite that, these contingency plans, or the potential ineffectiveness of such contingency plans, could result in delays or suspensions, and any such delays or suspensions could cause material delays in our EMERGENT program.

Additionally, through our license agreement with Zai Lab (Shanghai) Co., Ltd, or Zai, we plan to initiate clinical and regulatory activities in China. Accordingly, our business, results of operations, financial condition and prospects may be influenced to some degree by economic, political, legal and social conditions in China as well as China’s economic, political, legal and social conditions in relation to the rest of the world.

Risks Related to Our Dependence on Third Parties

We have established a collaboration and may in the future seek to establish additional collaborations for the development and commercialization of our product candidates. If we are unable to enter into collaborations, we may have to alter our development and commercialization plans.

The advancement of our product candidates and development programs and the potential commercialization of our current and future product candidates will require substantial additional cash to fund expenses. Additionally, there are certain jurisdictions where a collaborator may be able to realize the market potential of our product candidates better than us. For these or other reasons, we may decide to collaborate with additional pharmaceutical and biotechnology companies with respect to development and potential commercialization. Likely collaborators may include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. For example, in November 2021, we entered into a License Agreement, or the Zai License Agreement, with Zai, pursuant to which we granted to Zai the right to exclusively develop, manufacture and commercialize KarXT in Greater China, including mainland China, Hong Kong, Macau, and Taiwan.

If we choose to enter into additional collaborations, we will face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the potential differentiation of our product candidate from competing product candidates, design or results of clinical trials, the likelihood of approval by the FDA or comparable foreign regulatory authorities and the regulatory pathway for any such approval, the potential market for the product candidate, the costs and complexities of manufacturing and delivering the product to patients and the potential of competing products. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available for collaboration and whether such a collaboration could be more attractive than the one with us for our product candidate. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue.

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

If our existing or any future collaboration is not successful, we may not be able to capitalize on the market potential of our product candidates.

The success of KarXT in Greater China depends on Zai's ability and efforts to successfully develop and commercialize KarXT in that territory. Additionally, we may enter into future collaborations for the development and commercialization of KarXT in other territories, or with respect to other product candidates we may develop. With respect to any such collaboration, we will have limited control over the amount and timing of resources that our collaborators will dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on any future collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. In addition, any future collaborators may have the right to abandon research or development projects and terminate applicable agreements, including funding obligations, prior to or upon the expiration of the agreed upon terms. If any future collaborator of ours is involved in a business combination, it could decide to delay, diminish or terminate the development or commercialization of any product candidate licensed to it by us.

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

While the Zai License Agreement contains provisions aimed to protect against many of these risks, including requirements that Zai diligently pursue the development and commercialization of KarXT in Greater China, and enabling us to reclaim the ability to develop and commercialize KarXT in China under certain circumstances, these provisions may prove insufficient. If our collaboration with Zai is not successful, our development and commercialization efforts in Greater China may be adversely affected.

Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all. If any existing or future collaboration is not successful, our business, financial condition, results of operations, prospects, and development and commercialization efforts may be adversely affected.

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

We currently engage third-party manufacturers to provide the APIs of KarXT and for the final drug product formulation of KarXT that is being used in our clinical trials. In particular, we rely and expect to continue to rely on a small number of manufacturers to supply us with our requirements for the API and formulated drugs related to these programs. These programs could be adversely affected by a significant interruption in the supply of API and formulated drugs. For example, supply chain issues resulting from the COVID-19 pandemic have resulted in limited availability of certain components of our drug formulation and may impact our ability to procure enough materials to support our ongoing and planned clinical trials as well as potential commercial manufacturing. Although we believe that there are several potential alternative manufacturers who could manufacture KarXT or supply such components in the event such issues persist or become more serious, we may incur added costs and delays in identifying and qualifying any such replacement.

In addition, we typically have ordered raw materials and services on a purchase order basis and do not enter into long-term dedicated capacity or minimum supply arrangements with any commercial manufacturer. There is no assurance that we will be able to timely secure needed supply arrangements on satisfactory terms, or at all. Our failure to secure these arrangements as needed could have a material adverse effect on our ability to complete the development of our product candidates or to commercialize them, if approved. We may be unable to conclude agreements for commercial supply with third-party manufacturers, or may be unable to do so on acceptable terms. There may be difficulties in scaling up to commercial quantities and formulation of KarXT, and the costs of manufacturing could be prohibitive.

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

Our third-party manufacturers may be subject to damage or interruption from, among other things, fire, natural or man-made disaster, the ongoing COVID-19 pandemic, power loss, telecommunications failure, unauthorized entry, computer viruses, denial-of-service attacks, acts of terrorism, human error, vandalism or sabotage, financial insolvency, bankruptcy and similar events.

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

Moreover, our ability to protect and enforce our intellectual property rights may be adversely affected by unforeseen changes in foreign intellectual property laws. Additionally, laws of some countries outside of the United States and Europe do not afford intellectual property protection to the same extent as the laws of the United States and Europe. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of some countries, including India, China, and other developing countries, do not favor the enforcement of patents and other intellectual property rights. This could make it difficult for us to stop the infringement of our patents or the misappropriation of our other intellectual property rights. For example, many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. Consequently, we may not be able to prevent third parties from practicing our inventions in certain countries outside the United States and Europe or from selling or importing products made from our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop and market their own products and, further, may export otherwise infringing products to territories where we have patent protection, if our ability to enforce our patents to stop infringing activities is inadequate. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Our success depends, and will likely continue to depend, upon our ability to hire and retain the services of our current executive officers, principal consultants and others, including Steven Paul, our President and Chief Executive Officer, Andrew Miller, our Chief Operating Officer, Stephen Brannan, our Chief Medical Officer, Troy Ignelzi, our Chief Financial Officer, and Charmaine Lykins, our Chief Commercial Officer. We have entered into employment agreements with Dr. Paul, Dr. Miller, Dr. Brannan, Mr. Ignelzi and Ms. Lykins, but they may terminate their employment with us at any time. The loss of their services might impede the achievement of our research, development and commercialization objectives.

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
insider trading laws;
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

We expect to continue to expand our organization and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of regulatory affairs and sales, marketing and distribution, as well as to support our public company operations. To manage these growth activities, we must continue to implement and improve our managerial, operational and financial systems, and continue to recruit and train additional qualified personnel. Our management may need to devote a significant amount of its attention to managing these growth activities. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations, retain key employees, or identify, recruit and train additional qualified personnel. Our inability to manage the expansion of our operations effectively may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could also require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If we are unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate revenues could be reduced and we may not be able to implement our business strategy, including the successful commercialization of our product candidates.

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

As a public company, we have incurred, and will continue to incur, significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote and will need to continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased and will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting and include with this annual report an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we have been and will continue to be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting.

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

Based upon 29,808,281 shares outstanding as of February 15, 2022, our executive officers and directors, combined with our stockholders who own more than 5% of our outstanding common stock and their affiliates, in the aggregate, beneficially own shares representing approximately 56.9% of our common stock. If our stockholders who own more than 5% of our outstanding common stock were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they chose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We are required to disclose changes made in our internal controls and procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. Additionally, our independent registered public accounting firm is required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404. An independent assessment of the effectiveness of our internal controls over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation.

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

Our bylaws contain exclusive forum provisions, which may limit a stockholder’s ability to bring a claim in a judicial forum it finds favorable and may discourage lawsuits with respect to such claims.

Our amended and restated bylaws, or bylaws, provide that unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for state law claims for (1) any derivative action, (2) any claim of breach of fiduciary duty, (3) any claim against a current or former director, officer, employee or stockholder, and (4) any action against our company governed by the internal affairs doctrine, which we refer to collectively as the Delaware forum provision. The Delaware forum provision does not apply to any claims arising under the Securities Exchange Act of 1934 or the Securities Act of 1933, as amended, or the Securities Act. Our bylaws further provide that, unless we consent in writing to an alternative forum, the federal district courts of the United States of America shall be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, which we refer to as the federal forum provision. In addition, our bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the Delaware forum provision and the federal forum provision.

We believe that these exclusive forum provisions benefit us by providing increased consistency in the application of Delaware law by chancellors particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. However, these provisions may impose additional litigation costs on stockholders who assert the provisions are not enforceable or valid and may impose more general additional litigation costs in pursuing any such claims, particularly if the stockholders do not reside in or near the State of Delaware. In addition, these forum selection clauses in our bylaws may limit our stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and employees even though an action, if successful, might benefit our stockholders. Alternatively, if the federal forum provision is found inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could have an adverse effect on our business, financial condition or results of operations. The Court of Chancery of the State of Delaware and the federal district courts of the United States of America may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

General Risks

A pandemic, epidemic or outbreak of an infectious disease in the United States has impacted and may continue to impact our business and operations.

In March 2020, SARS-CoV-2 (severe acute respiratory syndrome 2), or coronavirus, a novel strain of virus which causes coronavirus disease, or COVID-19, was declared a pandemic by the World Health Organization. The continued worldwide spread of COVID-19, and emergence of subsequent variants, has impacted the global economy, and has adversely impacted, and may continue to adversely impact, our business and operations, including the potential interruption of our clinical trial activities, regulatory reviews and our supply chain. For example, the COVID-19 outbreak delayed our Phase 1b clinical trial evaluating the safety and tolerability of KarXT in healthy elderly volunteers. Topline results from this trial were expected by the end of 2020. However, as a result of COVID-19’s impact on enrollment, we were not able to announce topline results from this trial until the second quarter of 2021.

In addition, the spread of an infectious disease may impact our clinical trial sites and their operations. For example, as a result of the emergence of highly contagious variants of COVID-19, such as the omicron variant, many of our clinical trial sites have experienced limitations in staffing due to infection or exposure. We continue monitor the impact of such staffing limitations on the conduct and timelines of our ongoing and planned clinical trials.

To date, our financial condition and operations have not been significantly impacted by the COVID-19 pandemic; however the spread of COVID-19 has caused us to modify our business practices, including implementing a work from home policy for all employees who are able to perform their duties remotely and restricting all nonessential travel. We expect to continue to take actions as may be required or recommended by government authorities, or as we determine are in the best interests of our employees and other business partners, in light of COVID-19.

The spread of an infectious disease, including COVID-19, may also result in the inability of our suppliers to deliver components or raw materials on a timely basis or at all. We currently rely and expect to continue to rely on a small number of manufacturers to provide the APIs of KarXT and for the final drug product formulation of KarXT that is being used in our clinical trials. These programs could be adversely affected by ongoing supply chain issues caused by the ongoing COVID-19 pandemic.

We continue to monitor the global outbreak and spread of COVID-19, and its subsequent emerging variants, and have taken steps to identify and mitigate the adverse impacts on, and risks to, our business posed by its spread and actions taken by governmental and health authorities to address this pandemic. The extent to which the coronavirus continues to impact our business beyond those impacts already sustained will depend on future developments, which are highly uncertain and cannot be predicted, and could have a material adverse effect on our business and operations.

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

Since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. Since April 2021, the FDA has conducted limited inspections and employed remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. Ongoing travel restrictions and other uncertainties continue to impact oversight operations both domestic and abroad and it is unclear when standard operational levels will resume. The FDA is continuing to complete mission-critical work, prioritize other higher-tiered inspectional needs (e.g., for-cause inspections), and carry out surveillance inspections using risk-based approaches for evaluating public health. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If the FDA becomes unable to continue its current level of performance, we could experience delays and setbacks for our product candidates and for any approvals we may seek which could adversely affect our business.

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

ITEM 2. PROPERTIES

Our headquarters are located at 99 High Street, 26th Floor, Boston, Massachusetts, where we occupied approximately 25,445 square feet of leased office space as of December 31, 2021. This lease expires in December 2025.

We also lease approximately 11,225 square feet of office space at 33 Arch Street, Suites 3110, 3130 and 3150, Boston Massachusetts. This lease expires in December 2023. As of December 31, 2021, approximately 8,801 square feet of this office space is subleased to third parties.

Additionally, we occupy an office located at 11711 N. Meridian Street, Suite 430, Carmel, Indiana, consisting of 5,050 square feet of leased office space. This lease expires in July 2023.

ITEM 3. LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Certain Information Regarding the Trading of Our Common Stock

Our common stock trades under the symbol “KRTX” on the Nasdaq Global Select Market and has been publicly traded since June 28, 2019. Prior to this time, there was no public market for our common stock.

Holders of Our Common Stock

As of February 15, 2022, there were approximately 7 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.

Recent Sales of Unregistered Securities

None.

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

We have never generated revenue from product sales and have incurred significant net losses since inception. Our net losses were $143.8 million, $68.6 million and $44.0 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, we had an accumulated deficit of $287.9 million. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our operating expenses and capital expenditures will increase substantially, particularly as we:

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

As of December 31, 2021, we had cash, cash equivalents and available-for-sale investments of $494.0 million. We believe that our existing cash, cash equivalents and available-for-sale investments will be sufficient to meet our anticipated operating and capital expenditure requirements for at least twelve months following the potential submission of a New Drug Application, or NDA, with the U.S. Food and Drug Administration, or FDA, for KarXT for the treatment of acute psychosis in patients with schizophrenia. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”

Components of Our Results of Operations

Revenue

To date, we have not generated any revenue from product sales. If our development efforts for our product candidates are successful and result in regulatory approval, we may generate revenue in the future from product sales. We cannot predict if, when, or to what extent we will generate revenue from the commercialization and sale of our product candidates. We may never succeed in obtaining regulatory approval for any of our product candidates.

We may also generate revenue in the future from payments as a result of license or collaboration agreements for any of our product candidates or intellectual property, such as our License Agreement, or the Zai License Agreement, with Zai Lab (Shanghai) Co., Ltd., or Zai. Under the Zai License Agreement, we recognized revenue of $37.0 million in the year ended December 31, 2021. We cannot provide assurance as to the timing of future milestone or royalty payments under the Zai License Agreement, or that we will receive any of these payments at all. We generated no revenue from license or collaboration agreements in the years ended December 31, 2020 and 2019.

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

Research and development costs directly related to our clinical development activities, such as fees paid to consultants, central laboratories, contractors, CMOs and CROs are tracked on an indication-by-indication basis. Other costs that are indirectly related to our clinical development activities, such as formulation and CMC, preclinical, discovery and unallocated expenses in the table below are not allocated on an indication-by-indication basis due to the overlap of the potential benefit of those efforts across multiple indications that utilize KarXT and future product and development candidates. Unallocated expenses primarily relate to personnel or other consulting costs which are deployed across multiple projects under development. The following table summarizes our research and development expenses:

	Year Ended December 31,
	2021	2020	2019
Schizophrenia clinical trials	$62,167	$11,803	$13,455
Dementia-related psychosis clinical trials	1,573	1,465	381
Pain clinical trial	143	1,297	619
Formulation and CMC	15,943	8,987	1,871
Preclinical	2,469	898	1,908
Discovery	14,068	5,555	1,123
Unallocated expenses	31,837	13,403	5,179
Total research and development expense	$128,200	$43,408	$24,536

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
•
continue to assess the potential impact of the COVID-19 pandemic on the ability to execute research and development activities;
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

We do not believe that it is possible at this time to accurately project total indication-specific expenses through commercialization. There are numerous factors associated with the successful commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control may impact our clinical development programs and plans.

General and Administrative Expenses

General and administrative expenses consist primarily of employee-related costs for personnel in executive, finance, commercial, and administrative functions, costs related to maintenance and filing of intellectual property, facility-related costs, insurance costs, and other expenses for outside professional services, including legal, human resources, data management, audit and accounting services, and costs incurred as we prepare for commercialization. Personnel costs consist of salaries, short-term incentive compensation, benefits, travel expense and stock-based compensation expense.

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

Other Income, Net

Impairment Loss. Impairment loss consists of impairment recognized on our right-of-use lease assets at our Arch Street facility, due to their carrying value exceeding their estimated fair value.

Interest Income. Interest income consists of interest income from our cash equivalents and available-for-sale investments.

Sublease Income. Sublease income consists of income recognized in connection with the sublease of office space at our Arch Street facility.

Interest Income, Net. Interest income, net, consists of interest accrued, net of any interest forgiven, on the principal balance of convertible notes that were outstanding during 2019. In March and April 2019, all outstanding convertible notes were converted into redeemable convertible preferred stock. A portion of the accrued interest was forgiven with respect to certain of the convertible notes upon their conversion into redeemable convertible preferred stock, and the forgiven interest was recorded as a reduction to interest expense in the year ended December 31, 2019.

Accretion of Debt Discount. Upon issuance of our convertible notes, each note was recorded at cost, net of the derivative liability. This discount on each outstanding note, if any, was amortized as interest expense to the date such note was expected to convert using the effective interest rate method and is reflected in the statements of operations as accretion of debt discount.

Change in Fair Value of Derivative. Our convertible notes contained conversion options at a significant premium that were deemed to be embedded derivatives which are required to be bifurcated and accounted for separately from the convertible note. We remeasured the derivative liability to fair value at each reporting date, and we recognized changes in the fair value of the derivative liabilities in our statement of operations. As part of the conversion of outstanding convertible notes into redeemable convertible preferred stock, all derivatives were settled in March and April 2019.

Income Taxes

We have not recorded any income tax benefits for the net losses we incurred or for the research and development tax credits we generated during the years ended December 31, 2021, 2020 and 2019 as we believed, based upon the weight of available evidence, that it was more likely than not that all of our net operating loss carryforwards and tax credits will not be realized. At December 31, 2021, we had federal net operating loss carryforwards totaling $320.3 million, of which $9.8 million begin to expire in 2029 and $310.5 million can be carried forward indefinitely. At December 31, 2021, we had state net operating loss carryforwards totaling $245.1 million which begin to expire in 2030. The federal and state operating loss carryforwards may be available to offset future income tax liabilities. As of December 31, 2021, we also had federal and state research and development tax credit carryforwards of $12.5 million and $1.6 million, respectively, which begin to expire in 2031. Through December 31, 2021, we had recorded a full valuation allowance against our net deferred tax assets at each balance sheet date.

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

	Year Ended December 31,
	2021	2020	Change
		(in thousands)
License revenue	$36,964	$—	$36,964
Operating expenses:
Research and development	128,200	43,408	84,792
General and administrative	52,617	28,408	24,209
Total operating expenses	180,817	71,816	109,001
Loss from operations	(143,853)	(71,816)	(72,037)
Total other income, net	54	3,305	(3,251)
Income tax provision	(6)	(43)	37
Net loss attributable to common stockholders	$(143,805)	$(68,554)	$(75,251)

Research and Development Expenses

	Year Ended December 31,
	2021	2020	Change
		(in thousands)
Direct research and development expenses:
Schizophrenia clinical trials	$62,167	$11,803	$50,364
Dementia-related psychosis clinical trials	1,573	1,465	108
Pain clinical trial	143	1,297	(1,154)
Formulation and CMC	15,943	8,987	6,956
Preclinical	2,469	898	1,571
Discovery	14,068	5,555	8,513
Unallocated expenses:
Personnel related (including stock-based compensation)	29,524	11,134	18,390
Consultant fees and other expenses	2,313	2,269	44
Total research and development expense	$128,200	$43,408	$84,792

Expenses related to our schizophrenia clinical trials increased by $50.4 million, primarily due to expenses related to startup and ongoing execution of our EMERGENT and ARISE Phase 3 trials. The increase of $0.1 million in expenses related to our DRP clinical trial is primarily driven by enrollment, dosing and close-out activities related to our completed Phase 1b clinical trial in healthy elderly volunteers. The decrease of $1.2 million in expenses related to our pain clinical trial is primarily due to unrepeated costs for enrollment and dosing activities incurred in 2020 for our Phase 1b trial compared to close out costs for that trial incurred in 2021. Formulation and CMC expenses increased by $7.0 million due to an increase in manufacturing activities in 2021 to obtain sufficient supply to support current and future clinical trial activities as well as activities to support a potential future NDA filing. Preclinical expenses increased by $1.6 million due to the initiation of new studies in late 2020 and into 2021. The increase of $8.5 million in discovery costs is due to an increase in efforts for future product candidates, including ongoing collaborations with Charles River Labs and Psychogenics, Inc. The increase of $18.4 million in personnel related costs was primarily a result of an increase in headcount and an increase of $7.9 million related to stock-based compensation expense. The decrease of less than $0.1 million in consultant fees and other expenses was due to timing of consulting costs not specifically allocated to discovery, preclinical, clinical, formulation or CMC activities.

General and Administrative Expenses

	Year Ended December 31,
	2021	2020	Change
		(in thousands)
Personnel-related (including stock-based compensation)	$27,409	$16,701	$10,708
Professional and consultant fees	12,674	5,162	7,512
Other	12,534	6,545	5,989
Total general and administrative expense	$52,617	$28,408	$24,209

The increase of $10.7 million in personnel related costs was primarily a result of an increase in headcount and an increase of $8.5 million related to stock-based compensation expense. The increase of $7.5 million in professional and consultant fees was primarily due to an increase in recruiting fees, accounting fees, pre-commercial costs, legal costs and consulting fees related to our ongoing business activities. The increase of $6.0 million in other expenses was primarily due to $3.7 million in foreign tax withholdings on upfront payments received from Zai under the Zai License Agreement, increased lease costs due to our High Street Lease in Boston, Massachusetts, as well as other infrastructure and administrative related costs to support increased headcount.

Other Income, Net

	Year Ended December 31,
	2021	2020	Change
		(in thousands)
Impairment loss on right of use assets	$(702)	$—	$(702)
Interest income	502	3,305	(2,803)
Sublease income	254	—	254
Total other income, net	$54	$3,305	$(3,251)

Impairment loss on right-of-use assets for the year ended December 31, 2021 represents non-cash impairment recognized on our right-of-use lease assets to the extent their carrying value exceeded their estimated fair value for our Arch Street facility leases in Boston, Massachusetts. See Note 12 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Interest income is attributable to interest earned on our cash equivalents and available-for-sale investments. The decrease of $2.8 million in interest income is primarily due to lower market interest rates.

Sublease income is due to the sublease of a portion of our Arch Street office space in Boston, Massachusetts during 2021.

Comparison of the Years Ended December 31, 2020 and 2019

	Year Ended December 31,
	2020	2019	Change
		(in thousands)
License revenue	$—	$—	$—
Operating expenses:
Research and development	43,408	24,536	18,872
General and administrative	28,408	20,869	7,539
Total operating expenses	71,816	45,405	26,411
Loss from operations	(71,816)	(45,405)	(26,411)
Total other income, net	3,305	1,448	1,857
Income tax provision	(43)	—	(43)
Net loss attributable to common stockholders	$(68,554)	$(43,957)	$(24,597)

Research and Development Expenses

	Year Ended December 31,
	2020	2019	Change
		(in thousands)
Direct research and development expenses:
Schizophrenia clinical trials	$11,803	$13,455	$(1,652)
Dementia-related psychosis clinical trials	1,465	381	1,084
Pain clinical trials	$1,297	$619	$678
Formulation and CMC	8,987	1,871	7,116
Preclinical	898	1,908	(1,010)
Discovery	5,555	1,123	4,432
Unallocated expenses:
Personnel related (including stock-based compensation)	11,134	3,495	7,639
Consultant fees and other expenses	2,269	1,684	585
Total research and development expense	$43,408	$24,536	$18,872

Expenses related to our schizophrenia clinical trials decreased by $1.7 million due to the conclusion of EMERGENT-1, which was partially offset by expenses related to startup activities for our planned EMERGENT Phase 3 clinical trials, including the initiation of EMERGENT-2 in December 2020. The decrease was further offset by a one-time $2 million milestone payment made to PureTech Health, which was expensed in December 2020, upon initiation of our EMERGENT-2 trial in accordance with the PureTech License Agreement (see Note 12 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K). The increase of $1.1 million and $0.7 million in expenses related to DRP and pain clinical trials, respectively, consist of enrollment and dosing activities for our Phase 1b trials incurred in 2020. Formulation and CMC expenses increased by $7.1 million due to an increase in manufacturing activities to obtain sufficient supply to support clinical trial activities, including our planned EMERGENT Phase 3 clinical trials. Preclinical expenses decreased by $1.0 million due to the conclusion of several toxicology studies in 2019. The increase of $4.4 million in expenses related to our discovery program was due to an increase in ongoing discovery efforts, including our ongoing collaborations with Charles River Labs and Psychogenics, Inc. The increase of $7.6 million in personnel-related costs was primarily a result of an increase in headcount. The increase of $0.6 million in consultant fees and other expenses consists of an increase in other consulting costs not specifically allocated to clinical, preclinical, formulation or CMC activities.

General and Administrative Expenses

	Year Ended December 31,
	2020	2019	Change
		(in thousands)
Personnel-related (including stock-based compensation)	$16,701	$15,750	$951
Professional and consultant fees	5,162	2,130	3,032
Other	6,545	2,989	3,556
Total general and administrative expense	$28,408	$20,869	$7,539

The increase of $1.0 million in personnel-related costs was primarily a result of an increase in headcount, partially offset by the unrepeated acceleration of stock option awards which fully vested prior to the end of 2019 as a result of our Series B preferred stock financing and our initial public offering, or IPO. The increase of $3.0 million in professional and consultant fees was primarily due to an increase in recruiting fees, accounting fees, legal costs, and consulting fees related to our ongoing business activities. The increase of $3.6 million in other expenses was primarily due to insurance costs, the expansion of our facility in Boston, Massachusetts, and the entry into a new office lease in Carmel, Indiana.

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

Interest income, net, for the year ended December 31, 2019 represents the excess of interest forgiven over interest accrued on the Wellcome Trust Notes when all outstanding principal was converted into shares of Series B convertible preferred stock in March and April 2019.

Accretion of debt discount for the year ended December 31, 2019 represents the full accretion of debt discount when all outstanding principal under the Wellcome Trust Notes was converted into shares of Series B convertible preferred stock in March and April 2019.

The change in fair value of derivative for the year ended December 31, 2019 reflects the mark-to-market adjustment of the convertible note derivative liabilities prior to the conversion of the outstanding principal under the Wellcome Trust Notes in March and April 2019 into shares of our Series B convertible preferred stock. See Notes 5 and 11 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. To date, we have funded our operations primarily with proceeds from the sale of redeemable convertible preferred stock, issuance of convertible notes, sales of our common stock and revenue from a license agreement. Through December 31, 2021, our operations have been financed by proceeds of $25.7 million from the issuance of convertible notes, $91.0 million from the sale of shares of our redeemable convertible preferred stock, $93.0 million from the sale of our common stock in our initial public offering, $234.2 million from the sale of our common stock in a follow-on public offering in November 2019, $270.0 million from the sale of our common stock in a follow-on public offering in March 2021 and $35.0 million from the Zai License Agreement in December 2021. As of December 31, 2021, we had $494.0 million in cash, cash equivalents and available-for-sale investments, and an accumulated deficit of $287.9 million.

On July 2, 2020, we filed an automatically effective registration statement on Form S-3, or the Registration Statement, with the SEC which registers the offering, issuance and sale of an unspecified amount of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into an equity distribution agreement with Goldman Sachs & Co. LLC, as sales agent, to provide for the issuance and sale by the Company of up to $150.0 million of common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus filed with the Registration Statement, or the ATM Program. As of December 31, 2021, no sales had been made pursuant to the ATM Program.

Our primary use of cash has been to fund operating expenses, which consist of research and development and general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding prepaid expenses, accounts payable and accrued expenses.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Net cash used in operating activities	$(100,878)	$(69,856)	$(30,923)
Net cash used in investing activities	(22,688)	(89,650)	(174,335)
Net cash provided by financing activities	277,575	3,659	405,283
Net increase (decrease) in cash, cash equivalents and restricted cash	$154,009	$(155,847)	$200,025

Cash Flows from Operating Activities

Cash used in operating activities for the year ended December 31, 2021 was $100.9 million, consisting of a net loss of $143.8 million adjusted for noncash items, including stock-based compensation of $29.8 million, interest expense resulting from the amortization of premiums and accretion of discounts on our available-for-sale investments of $1.1 million, and impairment loss on right-of-use assets of $0.7 million. The change in our net operating assets and liabilities was primarily due to an increase in accrued expenses of $11.0 million, mainly driven by expenses incurred and timing of payments to CROs and CMOs in connection with and in support of our clinical trial activities, as well as an increase in payroll and related expenses due to increased headcount.

Cash used in operating activities for the year ended December 31, 2020 was $69.9 million, consisting of a net loss of $68.6 million adjusted for noncash items, including stock-based compensation of $13.5 million, interest expense resulting from the amortization of premiums and accretion of discounts on available-for-sale investments of $0.6 million, and changes in our net operating assets and liabilities, including an increase in accrued expenses of $2.8 million and an increase in prepaid and other current assets of $18.6 million, which was primarily due to timing of payments related to startup activities for our planned EMERGENT Phase 3 clinical trials, including the initiation of EMERGENT-2 in December 2020, as well as timing of payment of other research and development and general and administrative expenses.

Cash used in operating activities for the year ended December 31, 2019 was $30.9 million, consisting of a net loss of $44.0 million adjusted for noncash items, including stock-based compensation expense of $12.6 million, interest income resulting from the amortization of premiums and accretion of discounts on our available-for-sale investments of $0.8 million, the accretion of debt discount related to the convertible notes of $0.9 million, and changes in our net operating assets and liabilities, including an increase in accrued expenses of $1.8 million as well as an increase in prepaid expenses and other current assets of $1.6 million, due primarily to timing of payment of various research and development and general and administrative expenses.

Cash Flows from Investing Activities

Cash used in investing activities for the year ended December 31, 2021 was $22.7 million, consisting primarily of $400.8 million for the purchases of investment securities and $3.1 million for the acquisition of property and equipment, partially offset by maturities and sales of investment securities of $372.2 million and $9.0 million, respectively.

Cash used in investing activities for the year ended December 31, 2020 was $89.7 million, consisting primarily of $344.2 million for the purchases of investment securities, partially offset by maturities of investment securities of $255.0 million.

Cash used in investing activities for the year ended December 31, 2019 was $174.3 million, consisting primarily of $231.7 million for the purchases of investment securities, partially offset by maturities and sales of investment securities of $50.0 million and $7.5 million, respectively.

Cash Flows from Financing Activities

Cash provided by financing activities for the year ended December 31, 2021 was $277.6 million and was attributable to $270.0 million in net proceeds received from the sale of our common stock in our follow-on public offering and $7.6 million attributable to proceeds received from the exercise of stock options.

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

As of December 31, 2021, we had cash, cash equivalents and available-for-sale investments of $494.0 million. Based on our current plans, we believe that our existing cash, cash equivalents and available-for-sale investments will be sufficient to meet our anticipated operating and capital expenditure requirements for at least twelve months following the submission of an NDA for KarXT for the treatment of acute psychosis in patients with schizophrenia.

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
•
subject to the receipt of regulatory approval, the revenue received, if any, from commercial sales of KarXT for any program or revenues received from any future product candidates;
•
the extent to which we in-license or acquire rights to other products, product candidates or technologies;
•
our headcount growth and associated costs as we expand our research and development and establish a commercial infrastructure;
•
the costs of preparing, filing and prosecuting patent applications and maintaining and protecting our intellectual property rights, including enforcing and defending intellectual property related claims; and
•
the costs of operating as a public company.

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

Cash Requirements due to Contractual Obligations and Other Commitments

In January 2020, we amended our current lease for 7,050 square feet of office space in Boston, Massachusetts, or the Arch Street Original Premises, to acquire approximately 4,175 additional square feet, or the Arch Street Expansion Premises, and to extend the original lease term through December 2023. Remaining lease payments from January 1, 2022 through the end of the lease term total $1.7 million for both the Arch Street Original Premises and the Arch Street Expansion Premises, of which we took possession of 2,424 square feet and 1,751 square feet in March 2020 and August 2020, respectively.

In February 2020, we entered into an agreement to lease approximately 5,050 square feet of office space in Carmel, Indiana. The term of the lease commenced in June 2020 and expires in July 2023. Remaining lease payments from January 1, 2022 through the end of the lease term total $0.2 million.

In March 2021, we entered into an agreement to sublease approximately 25,445 square feet of office space, or the High Street Premises, from a third party in Boston, Massachusetts as part of the relocation of our corporate headquarters. The term of the sublease extends from April 1, 2021 through December 31, 2025 and provides for escalating annualized base rent payments starting at $1.5 million and increasing to $1.6 million in the final year of the sublease. Remaining lease payments from January 1, 2022 through the end of the lease term total $6.3 million.

Simultaneous with our entry into the High Street Premises sublease, in March 2021, we entered into an agreement to sublease the Arch Street Original Premises to a third party. The term of the sublease extends from July 1, 2021 through December 31, 2023.

In April 2021, we entered into a second sublease agreement to sublease approximately 1,751 square feet of the Arch Street Expansion Premises to another third party from June 1, 2021 through December 31, 2023.

We enter into contracts in the normal course of business with CROs, CMOs and other third parties for clinical trials, preclinical research studies and testing and manufacturing services. These contracts are generally cancelable by us upon prior written notice. Payments due upon cancellation consist of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation, and may also include termination penalties. As of December 31, 2021, the timing, amount or likelihood of such payments are not known.

We are also party to certain license and collaboration agreements with PureTech Health and Eli Lilly and Company. We may be obligated to make certain future payments which are contingent upon future events such as our achievement of specified regulatory and commercial milestones, or royalties on net product sales under these agreements. As of December 31, 2021, we were unable to estimate the timing or likelihood of achieving these milestones or generating future product sales.

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

Revenue

We recognize revenue in accordance with Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers ("ASC 606"). To determine revenue recognition for arrangements within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration to which it is entitled in exchange for the goods or services it transfers to the customer.

At contract inception, once the contract is determined to be within the scope of Topic 606, we assess the goods or services promised within each contract and assess whether each promised good or service is distinct for the purpose of identifying the performance obligations in the contract. This assessment involves subjective determinations and requires management to make judgments about the individual promised goods or services and whether they are separable from other aspects of the contractual relationship. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation in proportion to its stand-alone selling price, when (or as) the performance obligation is satisfied. We utilize key assumptions to determine a stand-alone selling price for performance obligations, which includes applicable market conditions and relevant entity specific factors, including factors that were contemplated in negotiating the agreement with the customer and estimated costs.

If the consideration promised in a contract includes a variable amount, we estimate the amount of consideration to which we will be entitled in exchange for transferring the promised goods or services to a customer. We determine the amount of variable consideration by using the expected value method or the most likely amount method. We include the unconstrained amount of estimated variable consideration in the transaction price. The amount included in the transaction price is limited to the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur. At the end of each subsequent reporting period, we re-evaluate the estimated variable consideration included in the transaction price and any related constraint, and if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis in the period of adjustment.

Research and Development Contract Costs and Accruals

As part of the process of preparing our consolidated financial statements, we are required to estimate our prepaid and accrued research and development expenses. We accrue for estimated costs of research and development activities conducted by third-party service providers, which include the conduct of preclinical studies and clinical trials, and contract manufacturing activities. We record the estimated costs of research and development activities based upon the estimated amount of services provided and include these costs in prepaid expenses and other current assets and accrued expenses in the balance sheets and within research and development expense in the statements of operations. When evaluating the future utility of the prepaid expenses and adequacy of the accrued expenses, we analyze progress of the research studies or clinical trials and manufacturing activities, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates may be made in determining the accrued balances at the end of any reporting period. Actual results could differ from our estimates. Our historical prepaid and accrual estimates have not been materially different from the actual costs.

Recently Issued and Adopted Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and available-for-sale investment securities of $494.0 million as of December 31, 2021, which consisted primarily of money market funds and investment securities, largely composed of U.S. Treasuries and investment grade, short to intermediate term fixed income securities.

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

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the years ended December 31, 2021, 2020 and 2019.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	125
Consolidated Balance Sheets as of December 31, 2021 and 2020	128
Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019	129
Consolidated Statements of Comprehensive Loss for the years ended December 31, 2021, 2020 and 2019	130
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2021, 2020 and 2019	131
Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019	132
Notes to Consolidated Financial Statements	133

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Karuna Therapeutics, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Karuna Therapeutics, Inc. and subsidiary (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Evaluation of prepaid research and development contract costs

As discussed in Note 2 to the consolidated financial statements, the Company incurs costs for research and development activities conducted by third-party service providers, which include the conduct of preclinical studies and clinical trials, and contract manufacturing activities. The Company records the estimated costs of research and development activities based upon the estimated amount of services provided by analyzing progress of the research studies or clinical trials and manufacturing activities, including the phase or completion of events, invoices received and contracted costs. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred. Advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. As of December 31, 2021, prepaid research and development expenses totaled $18.1 million as discussed in Note 4 to the consolidated financial statements.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the research and development contract process. This included a control related to the assumptions and inputs described above. We selected certain research and development contracts and assessed the Company’s estimate of the cost of activities completed to date by:

•
inquiring of management, including the internal project managers responsible for monitoring and tracking the status of clinical trials
•
examining underlying documentation and third-party evidence from clinical research organizations, and comparing them to management’s assumptions and inputs
•
obtaining and inspecting executed change orders and original contract terms, including the timeline and budget, and agreeing them to the information used in the Company’s estimation of research and development costs incurred to date
•
examining certain invoices received after December 31, 2021 and evaluating whether services received prior to December 31, 2021 were included in the Company’s estimate of costs incurred as of December 31, 2021.

/s/ KPMG LLP

We have served as the Company’s auditor since 2018.

Boston, Massachusetts
February 24, 2022

Karuna Therapeutics, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$206,953	$53,048
Investment securities, available-for-sale	287,038	269,282
Accounts receivable	1,750	—
Prepaid expenses and other current assets	21,138	21,864
Deferred offering costs	455	405
Total current assets	517,334	344,599
Restricted cash	261	157
Right-of-use lease assets - operating, net	6,453	2,420
Property and equipment, net	3,092	449
Other non-current assets	531	—
Total assets	$527,671	$347,625
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,939	$865
Accrued expenses	16,099	5,144
Current portion of operating lease liability	2,175	844
Total current liabilities	20,213	6,853
Operating lease liability, net of current portion	5,328	1,841
Other non-current liabilities	104	—
Total liabilities	25,645	8,694
Commitments and Contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and 0 shares outstanding at December 31, 2021 and 2020	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at December 31, 2021 and 2020; 29,770,558 and 26,988,458 shares issued and outstanding at December 31, 2021 and 2020, respectively	3	3
Additional paid-in capital	790,391	482,955
Accumulated deficit	(287,871)	(144,066)
Accumulated other comprehensive (loss) income	(497)	39
Total stockholders’ equity	502,026	338,931
Total liabilities and stockholders’ equity	$527,671	$347,625

The accompanying notes are an integral part of these consolidated financial statements

Karuna Therapeutics, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
License revenue	$36,964	$—	$—
Operating expenses:
Research and development	128,200	43,408	24,536
General and administrative	52,617	28,408	20,869
Total operating expenses	180,817	71,816	45,405
Loss from operations	(143,853)	(71,816)	(45,405)
Other income, net:
Impairment loss on right-of-use assets	(702)	—	—
Interest income	502	3,305	2,517
Sublease income	254	—	—
Interest income, net (Note 5)	—	—	11
Accretion of debt discount (Note 5)	—	—	(945)
Change in fair value of derivative (Note 5)	—	—	(135)
Total other income, net	54	3,305	1,448
Net loss before income taxes	(143,799)	(68,511)	(43,957)
Income tax provision	(6)	(43)	—
Net loss attributable to common stockholders	$(143,805)	$(68,554)	$(43,957)
Net loss per share, basic and diluted (Note 9)	$(4.94)	$(2.59)	$(3.68)
Weighted average common shares outstanding used in computing net loss per share, basic and diluted	29,138,915	26,446,006	11,958,152

The accompanying notes are an integral part of these consolidated financial statements

Karuna Therapeutics, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2021	2020	2019
Net loss	$(143,805)	$(68,554)	$(43,957)
Other comprehensive (loss) income:
Unrealized (losses) gains on available-for-sale investments	(536)	34	5
Comprehensive loss	$(144,341)	$(68,520)	$(43,952)

The accompanying notes are an integral part of these consolidated financial statements

Karuna Therapeutics, Inc.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

	Series Seed, A and B Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Value	Shares	Value	Capital	Deficit	Income (Loss)	(Deficit)
Balance, December 31, 2018	7,539,200	$41,965	12	$—	$1,633	$(31,555)	$—	$(29,922)
Issuance of Series B redeemable convertible preferred stock, net of issuance costs of $175	5,422,845	81,927	—	—	—	—	—	—
Issuance of common stock upon initial public offering, net of $7,285 in under- writing discounts and commissions and $2,409 in offering costs	—	—	6,414,842	1	93,043	—	—	93,044
Automatic conversion of preferred stock	(12,962,045)	(123,892)	16,833,790	2	123,890	—	—	123,892
Issuance of common stock upon secondary public offering, net of $14,976 in under- writing discounts and commissions and $400 in offering costs	—	—	2,600,000	—	234,224	—	—	234,224
Stock-based compensation expense	—	—	—	—	12,568	—	—	12,568
Exercise of common warrants	—	—	19,986	—	58	—	—	58
Exercise of common options	—	—	38,961	—	4	—	—	4
Vesting of restricted stock units	—	—	105,163	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	5	5
Net loss	—	—	—	—	—	(43,957)	—	(43,957)
Balance, December 31, 2019	—	$—	26,012,754	$3	$465,420	$(75,512)	$5	$389,916
Secondary public offering costs	—	—	—	—	(34)	—	—	(34)
Stock-based compensation expense	—	—	—	—	13,471	—	—	13,471
Exercise of common options	—	—	975,704	—	4,098	—	—	4,098
Other comprehensive income	—	—	—	—	—	—	34	34
Net loss	—	—	—	—	—	(68,554)	—	(68,554)
Balance, December 31, 2020	—	$—	26,988,458	$3	$482,955	$(144,066)	$39	$338,931
Issuance of common stock upon public offering, net of $17,250 in under-writing discounts and commissions and $233 in offering costs	—	—	2,395,834	—	270,017	—	—	270,017
Stock-based compensation expense	—	—	—	—	29,811	—	—	29,811
Exercise of common options	—	—	386,266	—	7,608	—	—	7,608
Other comprehensive loss	—	—	—	—	—	—	(536)	(536)
Net loss	—	—	—	—	—	(143,805)	—	(143,805)
Balance, December 31, 2021	—	$—	29,770,558	$3	$790,391	$(287,871)	$(497)	$502,026

The accompanying notes are an integral part of these consolidated financial statements

Karuna Therapeutics, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net loss	$(143,805)	$(68,554)	$(43,957)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	29,811	13,471	12,568
Impairment loss on right-of-use assets	702	—	—
Amortization of premiums and accretion of discounts on investment securities	1,063	642	(824)
Depreciation and amortization expense	506	145	58
Loss on disposal of assets	—	20	—
Accretion of debt discount (Note 5)	—	—	945
Change in fair value of derivative liability (Note 5)	—	—	135
Non-cash interest income, net (Note 5)	—	—	(11)
Changes in operating assets and liabilities:
Accrued interest on investment securities	261	(191)	(436)
Accounts receivable	(1,750)	—	—
Prepaid expenses and other current assets	726	(18,555)	(1,600)
Right-of-use assets	1,305	631	—
Other non-current assets	(531)	—	—
Accounts payable	1,071	318	278
Accrued expenses	10,881	2,791	1,815
Operating lease liability	(1,222)	(574)	—
Deferred lease obligation	—	—	106
Other non-current liabilities	104	—	—
Net cash used in operating activities	(100,878)	(69,856)	(30,923)

Cash flows from investing activities
Purchases of investment securities	(400,829)	(344,213)	(231,718)
Maturities of investment securities	372,223	254,982	50,000
Sales of investment securities	8,990	—	7,498
Acquisition of property and equipment	(3,072)	(419)	(115)
Net cash used in investing activities	(22,688)	(89,650)	(174,335)

Cash flows from financing activities
Proceeds from public offering, net of underwriting discounts and commissions	270,250	—	—
Payment of offering costs	(283)	(405)	—
Proceeds from secondary public offering, net of underwriting discounts and commissions	—	—	234,624
Payment of secondary public offering costs	—	(34)	(400)
Proceeds from initial public offering, net of underwriting discounts and commissions	—	—	95,453
Payment of initial public offering costs	—	—	(2,409)
Proceeds from issuance of Series B redeemable convertible preferred stock, net of issuance costs	—	—	74,825
Proceeds from exercise of stock options	7,608	4,098	4
Proceeds from issuance of convertible notes	—	—	3,128
Proceeds from exercise of warrant	—	—	58
Net cash provided by financing activities	277,575	3,659	405,283
Net increase (decrease) in cash, cash equivalents and restricted cash	154,009	(155,847)	200,025
Cash, cash equivalents and restricted cash at beginning of period	53,205	209,052	9,027
Cash, cash equivalents and restricted cash at end of period	$207,214	$53,205	$209,052

Supplemental disclosures of cash flows information
Lease liabilities arising from obtaining right-of-use assets	$6,040	$3,259	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$77	$—	$—
Conversion of redeemable convertible preferred stock into common stock	$—	$—	$123,892
Conversion of convertible notes, accrued interest and discount upon conversion to preferred stock	$—	$—	$7,102

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

On June 27, 2019, the Company’s registration statement on Form S-1 relating to its initial public offering of its common stock (“IPO”) was declared effective by the Securities and Exchange Commission (“SEC”). In the IPO, which closed on July 2, 2019, the Company issued and sold 6,414,842 shares of common stock, including full exercise of the underwriters’ over-allotment option to purchase an additional 836,718 shares, at a public offering price of $16.00 per share. The aggregate net proceeds to the Company from the IPO, inclusive of proceeds from the over-allotment exercise, were $93.0 million after deducting underwriting discounts and commissions of $7.2 million and offering expenses of $2.4 million. Upon closing of the IPO, all 12,962,045 shares of the Company’s redeemable convertible preferred stock then outstanding converted into an aggregate of 16,833,790 shares of common stock.

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

On July 2, 2020, the Company filed an automatically effective registration statement on Form S-3 (the “Registration Statement”) with the SEC which registers the offering, issuance and sale of an unspecified amount of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. The Company simultaneously entered into an equity distribution agreement with Goldman Sachs & Co. LLC, as sales agent, to provide for the issuance and sale by the Company of up to $150.0 million of common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus filed with the Registration Statement (the “ATM Program”). As of December 31, 2021, no sales had been made pursuant to the ATM Program.

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

The Company’s consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company experienced negative operating cash flows of $100.9 million for the year ended December 31, 2021 and had an accumulated deficit of $287.9 million as of December 31, 2021. The Company expects to continue to generate operating losses for the foreseeable future.

The Company expects that its cash, cash equivalents and available-for-sale investments of $494.0 million as of December 31, 2021 will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the date of issuance of these consolidated financial statements.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, revenue, the accrual of research and development expenses, the valuation of common stock and the associated stock-based awards prior to the Company’s IPO, and the valuation of liabilities associated with financial instruments and derivatives. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results could differ from the Company’s estimates.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments with maturities of 90 days or less at acquisition date to be cash equivalents.

Investment Securities

The Company’s investment securities are classified as available-for-sale and are carried at fair value with the unrealized gains and losses reported as a component of accumulated other comprehensive (loss) income in stockholders’ equity. The cost of investment securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. Realized gains and losses are included as a component of other income, net based on the specific identification method.

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

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ equity (deficit) as a reduction of additional paid-in capital generated as a result of the offering. Should the in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the statement of operations. Deferred offering costs associated with the Company's ATM Program were $0.5 million and $0.4 million as of December 31, 2021 and 2020, respectively. All deferred offering costs accumulated during 2019 and associated with the Company’s IPO and secondary public offering were recorded as a reduction of additional paid-in capital upon the close of the Company’s public offerings on July 2, 2019 and November 25, 2019, respectively. As of December 31, 2019, there were no deferred offering costs outstanding.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash equivalents, investment securities, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses, convertible notes and derivatives embedded within the convertible notes. The carrying amount of accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and convertible notes are considered a reasonable estimate of their fair value, due to the short-term maturity of these instruments. The Company’s cash equivalents, investment securities and derivative liabilities are carried at fair value, determined according to the fair value hierarchy described below (see Note 11).

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

Convertible Notes and Derivative Liabilities

In connection with the issuance of the Wellcome Trust Convertible Notes and the Convertible Notes (see Note 5), the Company identified embedded derivatives, which were recorded as liabilities on the Company’s balance sheet and were remeasured to fair value at each reporting date until the derivative was settled. Changes in the fair value of the derivative liabilities were recognized as change in fair value of derivative in the statements of operations. The fair value of the derivative liabilities was determined at each period end using a with and without method, which assesses the likelihood and timing of events that would result in either a conversion or change-of-control feature being triggered, as well as changes in the market conditions.

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

In 2019, all notes were converted into redeemable convertible preferred stock and the associated derivative liabilities were settled in connection with the Company’s issuance of Series B redeemable convertible preferred stock. There were no convertible notes or derivative liabilities outstanding as of, or for the years ended, December 31, 2021 and 2020.

Redeemable Convertible Preferred Stock

Prior to the IPO, the Company recorded all shares of redeemable convertible preferred stock at their respective fair values on the dates of issuance, net of issuance costs. The redeemable convertible preferred stock was recorded outside of permanent equity because upon the occurrence of certain deemed liquidation events, the holders of the majority of the underlying shares could opt to redeem the shares at the liquidation preference and these events, including a merger, acquisition or sale of substantially all of the assets, were considered not solely within the Company’s control. Prior to the IPO, the Company had not adjusted the carrying values of the redeemable convertible preferred stock to its redemption value because it was uncertain whether or when a deemed liquidation event would occur. Upon closing of the IPO, all 12,962,045 shares of the Company’s redeemable convertible preferred stock then outstanding converted into an aggregate of 16,833,790 shares of common stock. There was no redeemable convertible preferred stock outstanding as of, or for the years ended, December 31, 2021 and 2020.

Leases

Effective January 1, 2020, the Company adopted ASU 2016-02, Leases (Topic 842) (“ASU 2016-02” or “ASC 842”), using the modified retrospective transition approach and utilizing the effective date as the date of initial application. As a result, prior periods are presented in accordance with the previous guidance in ASC 840, Leases (“ASC 840”).

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Operating leases are recognized on the balance sheet as right-of-use (“ROU”) lease assets, current portion of operating lease liability, and operating lease liability, net of current portion. The Company does not have financing leases.

Operating lease liabilities and their corresponding ROU lease assets are initially recorded based on the present value of lease payments over the expected remaining lease term. Certain adjustments to the ROU lease asset may be required for items such as incentives received. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rate to discount lease payments, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment. To estimate the Company's incremental borrowing rate, a credit rating applicable to the Company is estimated using a synthetic credit rating analysis since the Company does not currently have a rating agency-based credit rating. Prospectively, the Company will adjust the ROU lease assets for straight-line rent expense or any incentives received and remeasure the lease liability at the net present value using the same incremental borrowing rate that was in effect as of the lease commencement or transition date.

The Company has elected not to recognize leases with an original term of one year or less on the balance sheet. The Company typically only includes an initial lease term in its assessment of a lease arrangement. Options to renew a lease are not included in the Company's assessment unless there is reasonable certainty that it will renew.

Assumptions that the Company made at the commencement date are re-evaluated upon occurrence of certain events, including a lease modification. Lease modifications are accounted for as a separate contract or are treated as a change in accounting for the existing lease. A lease modification results in a separate contract when the modification grants the lessee an additional right of use not included in the original lease and when lease payments increase commensurate with the standalone price for the additional right of use. When a lease modification results in a separate contract, it is accounted for in the same manner as a new lease.

Sublease income is recognized on a straight-line basis over the term of the sublease agreement and is recorded within other income, net, on the consolidated statements of operations.

Revenue

The Company recognizes revenue in accordance with FASB ASC 606, Revenue from Contracts with Customers ("ASC 606"). This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration to which it is entitled in exchange for the goods or services it transfers to the customer.

At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations. Arrangements that include rights to additional goods or services that are exercisable at a customer’s discretion are generally considered options. The Company assesses if these options provide a material right to the customer and, if so, they are considered performance obligations. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

The Company assesses whether each promised good or service is distinct for the purpose of identifying the performance obligations in the contract. This assessment involves subjective determinations and requires management to make judgments about the individual promised goods or services and whether they are separable from the other aspects of the contractual relationship. Promised goods and services are considered distinct provided that: (i) the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (that is, the good or service is capable of being distinct) and (ii) the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (that is, the promise to transfer the good or service is distinct within the context of the contract). In assessing whether a promised good or service is distinct in the context of a collaboration or licensing arrangement, the Company considers factors such as the research, manufacturing and commercialization capabilities of a collaboration partner and the availability of the associated expertise in the general marketplace (see discussion of license agreement in Note 8). The Company also considers the intended benefit of the contract in assessing whether a promised good or service is separately identifiable from other promises in the contract. If a promised good or service is not distinct, an entity is required to combine that good or service with other promised goods or services until it identifies a bundle of goods or services that is distinct.

The transaction price is then determined and allocated to the identified performance obligations in proportion to their stand-alone selling prices ("SSP") on a relative SSP basis. SSP is determined at contract inception and is not updated to reflect changes between contract inception and when the performance obligations are satisfied. Determining the SSP for performance obligations requires significant judgment. In developing the SSP for a performance obligation, the Company considers applicable market conditions and relevant entity-specific factors, including factors that were contemplated in negotiating the agreement with the customer and estimated costs.

If the consideration promised in a contract includes a variable amount, the Company estimates the amount of consideration to which it will be entitled in exchange for transferring the promised goods or services to a customer. The Company determines the amount of variable consideration by using the expected value method or the most likely amount method. The Company includes the unconstrained amount of estimated variable consideration in the transaction price. The amount included in the transaction price is limited to the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur. At the end of each subsequent reporting period, the Company re-evaluates the estimated variable consideration included in the transaction price and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis in the period of adjustment.

If an arrangement includes development and regulatory milestone payments, the Company evaluates whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company’s control or the licensee’s control, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received.

For arrangements with licenses of intellectual property that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes royalty revenue and sales-based milestones at the later of (i) when the related sales occur, or (ii) when the performance obligation to which the royalty has been allocated has been satisfied.

In determining the transaction price, the Company adjusts consideration for the effects of the time value of money if the timing of payments provides the Company with a significant benefit of financing. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the licensees and the transfer of the promised goods or services to the licensees will be one year or less.

The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied, either at a point in time or over time. If over time, recognition is based on the use of either an output or an input method, such that the method used best depicts the transfer of control to the customer.

Amounts received from a customer prior to revenue recognition are recorded as deferred revenue. Amounts received from a customer that are expected to be recognized as revenue within the 12 months following the balance sheet date are classified as a current liability in the accompanying consolidated balance sheets.

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

Research and Development Contract Costs and Accruals

The Company accrues for estimated costs of research and development activities conducted by third-party service providers, which include the conduct of discovery and preclinical studies, clinical trials, and contract manufacturing activities. The Company records the estimated costs of research and development activities based upon the estimated amount of services provided and includes these costs in accrued expenses (or prepaid expenses, as appropriate) in the balance sheets and within research and development expense in the statements of operations. When evaluating the future utility of prepaid expenses and the adequacy of accrued expenses, the Company analyzes progress of the research studies or clinical trials and manufacturing activities, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates may be made in determining the prepaid or accrued balances at the end of any reporting period. Actual results could differ from the Company’s estimates. The Company’s historical prepaid and accrual estimates have not been materially different from the actual costs.

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

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company had historically been a private company and lacks company-specific historical and implied volatility information. Therefore, expected stock volatility has been calculated based on the historical volatility of a publicly traded set of peer companies. The Company expects to continue to use such methodology until such time as it has adequate historical data regarding the volatility of its own publicly traded stock.

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

Net Loss Per Share

Prior to the IPO, the Company’s outstanding redeemable convertible preferred stock contractually entitled the holders of such shares to participate in distributions but contractually did not require the holders of such shares to participate in losses of the Company. In July 2019, upon closing of the IPO, all outstanding shares of the Company’s redeemable convertible preferred stock automatically converted into common stock. Prior to this conversion, the Company followed the two-class method when computing net income (loss) per share, as the Company had issued shares that met the definition of participating securities. The two-class method determines net income (loss) per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.

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

The Company reported a net loss attributable to common stockholders for the years ended December 31, 2021, 2020 and 2019.

Comprehensive (Loss) Income

Comprehensive (loss) income includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2021, 2020 and 2019, the Company’s only element of other comprehensive (loss) income was unrealized (losses) gains on available-for-sale investments.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which replaces the existing guidance in ASC 840, “Leases.” Topic 842 was subsequently amended by ASU 2018-11, Leases (Topic 842): Targeted Improvements, and ASU 2019-01, Leases (Topic 842): Codification Improvements. The new leasing standard generally requires lessees to recognize operating and financing lease liabilities and corresponding ROU assets on the consolidated balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. The Company adopted the new standard effective January 1, 2020 and did not restate comparative periods. The Company elected the package of practical expedients permitted under the transition guidance and as such, the adoption of this ASU did not change the classification of any of the Company's existing leases. The Company elected to combine lease and non-lease components, elected not to record leases with an initial term of 12 months or less on the balance sheet and recognized the associated lease payments in the consolidated statements of operations on a straight-line basis over the lease term. As of January 1, 2020, the Company recognized $1.5 million as total lease liabilities and $1.2 million as total ROU lease assets on its consolidated balance sheet as a result of the adoption.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820). ASU 2018-13 modifies fair value disclosure requirements, specifically around level transfers and valuation of Level 3 assets and liabilities. ASU 2018-13 was effective for financial statements issued for annual and interim periods beginning after December 15, 2019 for all entities. The Company adopted the standard effective January 1, 2020. The adoption did not have a material impact on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The new standard simplifies the accounting for income taxes by removing certain exceptions within the guidance and making various other amendments. ASU 2019-12 was effective for financial statements issued for annual and interim periods beginning after December 15, 2020, with early adoption permitted. Effective January 1, 2020, the Company elected to early adopt the standard. The adoption did not have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326). The new standard adjusts the accounting for assets held at amortized cost basis, including marketable securities accounted for as available for sale. The standard eliminates the probable initial recognition threshold and requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. Under this ASU, the standard was effective for public business entities, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other entities, the standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. As of January 1, 2021, the Company no longer qualified as a smaller reporting company for filing purposes, and therefore adopted ASU 2016-13 effective January 1, 2020. The adoption did not have a material impact on the Company’s consolidated financial statements.

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. The amendments in this update clarify that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606, Revenue from Contracts with Customers when the counter party is a customer in the context of a unit of account. This update also precludes companies from presenting transactions with collaborative partners that are outside the scope of Topic 606 together with revenue within the scope of Topic 606. For public business entities, ASU 2018-18 was effective for fiscal years beginning after December 31, 2019, and interim periods within those fiscal years. Effective January 1, 2020, the Company adopted the standard. The adoption did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update. For public business entities, ASU 2018-15 was effective for fiscal years beginning after December 31, 2019, and interim periods within those fiscal years. The Company adopted the standard effective January 1, 2020. The adoption did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

New pronouncements issued but not effective until after December 31, 2021 are not expected to have a material impact on the Company’s consolidated financial statements.

Note 3. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2021	2020
Leasehold improvements	$1,351	$154
Furniture and fixtures	984	85
Office equipment	575	29
Computer equipment	487	229
Software	267	154
Total property and equipment	3,664	651
Less: accumulated depreciation	(572)	(202)
Property and equipment, net	$3,092	$449

Depreciation expense was $0.5 million for the year ended December 31, 2021, $0.1 million for the year ended December 31, 2020, and less than $0.1 million for the year ended December 31, 2019.

Note 4. Prepaid Expenses and Other Current Assets and Accrued Expenses

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2021	2020
Prepaid research and development expenses	$18,066	$18,660
Prepaid insurance	2,364	2,116
Other	708	1,088
Total prepaid expenses and other current assets	$21,138	$21,864

The Company also had other non-current assets of $0.5 million as of December 31, 2021, which consisted of a security deposit of $0.4 million, $0.1 million in prepaid expenses, and less than $0.1 million in deferred rent.

Accrued expenses consisted of the following (in thousands):

	December 31,
	2021	2020
Accrued payroll and related expenses	$6,989	$2,654
Accrued research and development expenses	8,316	1,829
Professional fees	543	458
Other	251	203
Total accrued expenses	$16,099	$5,144

Note 5. Convertible Notes Payable

Wellcome Trust Convertible Notes

In July 2015, the Company entered into a Company Funding Agreement with The Wellcome Trust, Limited (“Wellcome Trust”), pursuant to which the Company was eligible to receive $3.8 million in gross proceeds from the issuance of a convertible note upon the achievement of specified milestones (the “2015 Convertible Note”). As of December 31, 2017, the Company had received the full amount of gross proceeds under the 2015 Convertible Note.

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

The Wellcome Trust Notes had a stated interest rate of 2% per annum above the three-month Dollar LIBOR rate, which was not payable until settlement of the principal. The notes were subject to redemption upon written demand by Wellcome Trust any time after the fifth anniversary of the effective date. The principal due under the Wellcome Trust Notes was convertible into the class of the Company’s stock issued in the Company’s next qualified financing or upon event of default at a discounted conversion price between 0% and 25% of the purchase price per share of such securities issued. The accrued interest in such a circumstance would be forgiven.

At inception of each of the 2015 Convertible Note and 2018 Convertible Note, the Company concluded that the each contained a conversion option at a significant discount that was deemed to be an embedded derivative, which was required to be bifurcated and accounted for separately from the debt host. There were no debt issuance costs associated with the 2018 Convertible Note.

The Company recognized the following changes in the debt related to the Wellcome Trust Notes during the year ended December 31, 2019 (in thousands):

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

There was no debt issued or outstanding under the Wellcome Trust Notes as of December 31, 2019, or during the years ended December 31, 2021 and 2020.

Convertible Notes

Since inception, and excluding the Wellcome Trust Notes, the Company has issued $14.0 million of convertible notes (the “Convertible Notes”), of which $13.5 million were issued to PureTech Health LLC (“PureTech Health”), a related party (see Note 14).

There was no debt issued or outstanding under the Convertible Notes during the years ended December 31, 2021, 2020 and 2019.

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

Series A Redeemable Convertible Preferred Stock

In August 2018, the Company authorized 3,126,700 shares of Series A Preferred Stock. The Company then issued 1,188,707 shares of Series A Preferred Stock at an issuance price of $13.46 per share resulting in gross proceeds of $16.0 million. There were $0.1 million of issuance costs associated with the Series A Preferred Stock.

In conjunction with the August 2018 issuance of Series A Preferred Stock, all outstanding principal and accrued interest under the Wellcome Trust Notes and Convertible Notes converted into 1,937,993 shares of Series A Preferred Stock.

Series B Redeemable Convertible Preferred Stock

In March 2019, the Company authorized 5,422,845 shares of Series B Preferred Stock. The Company then issued 4,953,758 shares of Series B Preferred Stock at an issuance price of $15.14 per share resulting in gross proceeds of $75.0 million. There were $0.2 million of issuance costs associated with the Series B Preferred Stock.

In conjunction with the March 2019 issuance of Series B Preferred Stock, all outstanding principal and accrued interest under the Wellcome Trust Notes converted into 331,344 shares of Series B Preferred Stock. In April 2019, the Company received an additional $1.6 million pursuant to the 2018 Convertible Note which was subsequently converted into 137,743 shares of Series B Preferred Stock.

Upon closing of the Company’s IPO on July 2, 2019, the then-outstanding shares of the Series Seed, Series A and Series B redeemable convertible preferred stock converted into common stock. As of, and for the years ended, December 31, 2021 and 2020, there were no shares of redeemable convertible preferred stock authorized, issued or outstanding.

Note 7. Stockholders’ Equity

Preferred Stock

On July 2, 2019, in connection with the closing of the Company’s IPO, the Company filed its restated Certificate of Incorporation, which authorizes the Company to issue up to 10,000,000 shares of preferred stock, $0.0001 par value per share. Through December 31, 2021, no preferred stock has been issued.

Common Stock

As of December 31, 2021, the Company’s Certificate of Incorporation authorized the Company to issue 150,000,000 shares of common stock, $0.0001 par value per share.

Holders of the common stock are entitled to one vote for each share of common stock held at all meetings of stockholders and written actions in lieu of meetings. The holders of common stock are entitled to receive dividends out of funds legally available, as declared by the board of directors. These dividends are subject to the preferential dividend rights of the holders of the Company’s preferred stock. Through December 31, 2021, no cash dividends have been declared or paid.

As of December 31, 2021, there were 29,770,558 shares of common stock outstanding.

Note 8. Zai License Agreement

Terms of Agreement

On November 8, 2021, the Company and Zai Lab (Shanghai) Co., Ltd. ("Zai") entered into a license agreement (the "Zai License Agreement"), pursuant to which Karuna granted to Zai the right to exclusively develop, manufacture and commercialize KarXT in Greater China, including mainland China, Hong Kong, Macau, and Taiwan (the “Licensed Territory”). Zai will fund substantially all development, regulatory, and commercialization activities in the Licensed Territory.

Under the terms of the Zai License Agreement, Karuna received a non-refundable $35 million upfront payment and payment of certain taxes on its behalf and is eligible to receive up to an additional $80 million in development and regulatory milestone payments. Karuna is also eligible to receive up to $72 million in sales milestone payments and low double-digit to high-teens tiered royalties based on annual net sales of KarXT in the Licensed Territory, subject to reduction under specified circumstances. Receipt of sales milestone payments and royalties are not contingent on any further participation by Karuna in the development of KarXT in the Licensed Territory.

The Zai License Agreement will expire upon the latest of the following dates with respect to the last licensed product in any region in the Licensed Territory: (i) the date of expiration of the last valid claim covering such licensed product in such region, (ii) the date that is a specific period after the date of the first commercial sale of such licensed product in such region and (iii) the expiration date of any regulatory exclusivity for such licensed product in such region. Zai may terminate the Zai License Agreement for convenience, subject to the terms thereto, by providing written notice to Karuna, which termination will be effective following a prescribed notice period. In addition, Karuna may terminate the Zai License Agreement under specified circumstances if Zai or certain other parties challenge Karuna’s patent rights or if Zai or its affiliates fail to complete certain development activities with respect to the licensed product for a specified period of time, subject to specified exceptions. Either party may terminate the Zai License Agreement for the other party’s uncured material breach, with a customary notice and cure period, or insolvency.

After termination or expiration, Karuna is entitled to retain a worldwide, exclusive, and perpetual license from Zai to exploit the licensed product (which license would be non-exclusive after expiration (but not termination)), subject to a reasonable royalty to be agreed by the parties if terminated for Karuna’s uncured material breach.

Revenue Recognition

The Company concluded that the distinct units of account within the agreement are reflective of a vendor-customer relationship and therefore within the scope of ASC 606.

Under the provisions of ASC 606, the Company identified one performance obligation. The Company provided an exclusive license to intellectual property, bundled with the associated know-how and certain professional services that are not substantive.

Under the terms of the Zai License Agreement, Zai has the sole right to manufacture, or have manufactured, KarXT for use in development and commercialization in the Licensed Territory. At the election of Zai, the Company may supply KarXT to Zai at the fully burdened manufacturing cost plus a specified margin, as defined within the agreement. This provision was determined to be an option to acquire additional goods or services at a price that approximates the stand-alone selling price for that good or service, and therefore does not represent a material right, or separate performance obligation, within the context of the Zai License Agreement.

The Company determined the transaction price was equal to $37.0 million, which includes the upfront fee of $35 million and payments to taxing authorities on Karuna’s behalf. In estimating the stand-alone selling price, the Company determined that there were no significant financing components, noncash consideration or amounts that may be refunded to the customer, and as such the total unconstrained consideration of $37.0 million was included in the total transaction price.

License of Intellectual Property. The license to the Company's intellectual property, bundled with the associated know-how, represents a distinct performance obligation. The license and associated know-how was transferred to Zai in the fourth quarter of 2021 to satisfy this performance obligation. The Company allocated the full transaction price to the license of the Company's intellectual property, bundled with the associated know-how, and accordingly recognized revenue of $37.0 million as license revenue in its Consolidated Statement of Operations for the year ended December 31, 2021.

Milestone Payments. The potential development and regulatory milestone payments, as well as sales milestone payments, are paid upon achievement of certain milestones as defined in the Zai License Agreement. The Company evaluated whether or not the milestones are considered probable of being reached and determined that their achievement is highly dependent on factors outside of the Company's control. These payments have been fully constrained until the Company concludes that achievement of the milestone is probable, and that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods, and as such have been excluded from the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint and, if necessary, adjust its estimate of the overall transaction price.

Royalties. Any consideration related to royalties will be recognized if and when the related sales occur, as they were determined to relate predominantly to the license granted to Zai and, therefore, have also been excluded from the transaction price.

The Company assessed the Zai License Agreement to determine whether a significant financing component exists and concluded that a significant financing component does not exist. The upfront payment received by the Company was subject to foreign tax withholdings of $3.7 million. The Company recorded this tax expense to general and administrative expense in the Consolidated Statement of Operations for the year ended December 31, 2021.

There was no deferred revenue as of December 31, 2021 related to the Zai License Agreement.

Note 9. Net Loss per Share

Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share of common stock for the years ended December 31, 2021, 2020 and 2019 (in thousands, except share and per share data):

	Year Ended December 31,
	2021	2020	2019
Net Loss	$(143,805)	$(68,554)	$(43,957)
Weighted-average shares used in computing net loss per share	29,138,915	26,446,006	11,958,152
Net loss per share, basic and diluted	$(4.94)	$(2.59)	(3.68)

The Company’s potentially dilutive securities, which consist of stock options, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

Common Stock Equivalents

As of December 31, 2021, 2020 and 2019, stock options outstanding to purchase common stock of 5,323,162, 4,612,790 and 4,614,544, respectively, have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive impact.

Note 10. Stock-based Compensation

Stock Options

In September 2009, the Company’s board of directors approved the 2009 Stock Incentive Plan (the “2009 Plan”), which provided for the grant of incentive stock options to employees and non-statutory stock options to directors, consultants, and non-employees of the Company. The 2009 Plan terminated in July 2019 effective upon the completion of the Company’s IPO. No additional options will be granted under the 2009 Plan. At December 31, 2021, there were 2,400,198 options outstanding under the 2009 Plan.

In May 2019, the Company’s board of directors approved the 2019 Stock Option and Incentive Plan (the “2019 Plan”), which became effective on June 26, 2019, the date immediately prior to the date on which the registration statement related to the IPO was declared effective by the SEC. The 2019 Plan will expire in May 2029. Under the 2019 Plan, the Company may grant incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units ("RSUs") and other stock-based awards. There were 1,709,832 shares of the Company’s common stock initially reserved for issuance under the 2019 Plan. The number of shares of common stock underlying awards that expire, or are terminated, surrendered, canceled or forfeited without having been fully exercised under the 2009 Plan will be added to the shares of common stock available for issuance under the 2019 Plan. In addition, the number of shares available for issuance automatically increases on January 1 of each calendar year, commencing on January 1, 2020, by 4% of the number of shares of common stock outstanding on the immediately preceding December 31 or such lesser amount determined by the Company’s board of directors or the compensation committee of the board of directors. As of December 31, 2021, there were 1,043,278 common shares available for issuance and 2,922,964 options outstanding under the 2019 Plan.

Options under the 2019 Plan generally vest based on the grantee’s continued service with the Company during a specified period following a grant as determined by the board of directors and expire ten years from the grant date. Awards typically vest in four years, but vesting conditions can vary based on the discretion of the Company’s board of directors.

A summary of the Company’s stock option activity and related information is as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2020	4,612,790	$28.63	8.3	$336,740
Granted	1,173,675	126.08
Exercised	(386,266)	19.70
Forfeited	(77,037)	78.89
Outstanding as of December 31, 2021	5,323,162	$50.04	7.7	$431,456
Options vested and expected to vest as of December 31, 2021	5,323,162	$50.04	7.7	$431,456
Options exercisable as of December 31, 2021	3,299,602	$20.36	7.1	$365,081

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the publicly traded stock price of the Company’s common stock as of December 31, 2021.

As of December 31, 2021, there was $96.7 million of unrecognized compensation cost, which is expected to be recognized over a weighted-average period of 3.00 years.

The fair value of options granted was estimated at the date of grant using the Black-Scholes model with the following assumptions:

Year Ended December 31,
	2021	2020	2019
Fair value of options	$55.78 - 84.03	$35.17 - 59.72	$3.84 - 8.05
Fair value of common stock	$100.22 - 141.88	$62.14 - 106.46	$9.20 - 20.02
Expected term (in years)	5.50 - 7.00	5.50 - 7.00	5.02 - 6.16
Expected volatility	56.57% - 60.21%	55.73% - 61.28%	43.54% - 48.22%
Risk-free interest rate	0.57% - 1.37%	0.35% - 1.49%	1.59% - 2.44%
Expected dividend yield	0.00%	0.00%	0.00%

On May 16, 2019, the Company issued 105,163 fully vested RSUs. The average grant date fair value was $10.97 per share. As of December 31, 2021 and 2020, there was no unrecognized compensation expense related to unvested RSUs, and there were no restricted common stock units issued during the years ended December 31, 2021 and 2020.

Warrants

In October 2016, PureTech Health, a related party, agreed to provide management services to the Company in exchange for a warrant to purchase up to 19,998 shares of the Company’s common stock. The warrant vested monthly as services were performed over a 24-month period and had a purchase price of $2.92 per share. No expense was recognized in the years ended December 31, 2021, 2020 and 2019, as the warrant was fully vested as of October 2018. There was no unrecognized compensation cost related to the warrants as of December 31, 2021, 2020 and 2019.

In August 2018, PureTech Health partially exercised the warrant to purchase 12 shares of the Company’s common stock, resulting in a nominal amount of proceeds to the Company. In March 2019, PureTech Health exercised the remaining portion of the warrant to purchase 19,986 shares of the Company’s common stock, resulting in proceeds to the Company of $0.1 million. There were no outstanding warrants as of December 31, 2021 or 2020.

Stock-based Compensation Expense

Stock-based compensation expense is classified in the statements of operations for the years ended December 31, 2021, 2020 and 2019 as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
General and administrative	$18,175	$9,704	$11,988
Research and development	11,636	3,767	580
Total stock-based compensation expense	$29,811	$13,471	$12,568

Note 11. Fair Value of Financial Assets and Liabilities

Cash Equivalents and Investment Securities

The following table presents information about the Company’s assets as of December 31, 2021 and 2020 that are measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurement
	at December 31, 2021 Using
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$199,019	$—	$—	$199,019
Investment securities:
US Treasuries	100,043	—	—	100,043
Corporate debt securities	—	55,744	—	55,744
Commercial paper	—	131,251	—	131,251
Total	$299,062	$186,995	$—	$486,057

	Fair Value Measurement
	at December 31, 2020 Using
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$50,141	$—	$—	$50,141
Investment securities:
US Treasuries	172,295	—	—	172,295
Corporate debt securities	—	36,817	—	36,817
Commercial paper	—	60,170	—	60,170
Total	$222,436	$96,987	$—	$319,423

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

As of December 31, 2021 and 2020, the Company does not hold any securities classified as Level 3, which are securities valued using unobservable inputs. The Company has not transferred any investment securities between the classification levels.

The estimated fair value and amortized cost of the Company’s available-for-sale investments, by contractual maturity and security type, are summarized as follows (in thousands):

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
US Treasuries (due within one year)	$15,137	$—	$(12)	$15,125
US Treasuries (due after one year and less than two years)	85,277	—	(359)	84,918
Corporate debt securities (due within one year)	45,510	—	(57)	45,453
Corporate debt securities (due after one year and less than two years)	10,338	—	(47)	10,291
Commercial paper (due within one year)	131,273	5	(27)	131,251
Total	$287,535	$5	$(502)	$287,038

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
US Treasuries (due within one year)	$172,265	$37	$(7)	$172,295
Corporate debt securities (due within one year)	36,823	3	(9)	36,817
Commercial paper (due within one year)	60,155	16	(1)	60,170
Total	$269,243	$56	$(17)	$269,282

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

Unrealized losses on available-for-sale securities presented in the previous table have not been recognized in the consolidated statements of operations because the securities are high credit quality, investment grade securities that the Company does not intend to sell and will not be required to sell prior to their anticipated recovery, and the decline in fair value is attributable to factors other than credit losses. Based on its evaluation, the Company determined its year-to-date credit losses related to its available-for-sale securities were immaterial at December 31, 2021 and 2020.

Derivative Liability

The derivative liability associated with the Wellcome Trust Notes (see Note 5) was considered a Level 3 liability because its fair value measurement was based, in part, on significant inputs not observed in the market. The Company recognized the following changes in the fair value of derivative liabilities during the year ended December 31, 2019 (in thousands):

Balance, December 31, 2018	$389
Allocation of note issuance proceeds to derivative	750
Change in fair value of derivative	135
Conversion of convertible debt to Series B preferred stock	(1,274)
Balance, December 31, 2019	$—

There was no derivative liability recorded as of December 31, 2021 or 2020.

Note 12. Commitments and Contingencies

Leases

The Company entered into an agreement to lease approximately 7,050 square feet of office space in Boston, Massachusetts (“Arch Street Original Premises”) that began in December 2018 and had an original expiry in February 2023. In January 2020, the Company entered into an amended agreement (“Amended Arch Street Lease Agreement”) to gain access to approximately 4,175 square feet of additional office space (“Arch Street Expansion Premises”) beginning in March 2020, and to extend the maturity of the agreement for the Arch Street Original Premises to December 2023. The Amended Arch Street Lease Agreement provides for future minimum annual rental payments as defined within the agreement. Under the terms of the Amended Arch Street Lease Agreement, the Company is required to maintain a cash balance of $0.2 million to secure a letter of credit associated with this lease. The amount was classified as restricted cash in the consolidated balance sheets as of December 31, 2021 and 2020. The Amended Arch Street Lease Agreement also provides for $0.1 million in leasehold incentives which may be applied to base rent or improvements to the Arch Street Expansion Premises, subject to limitations.

The Company determined the Amended Arch Street Lease Agreement represented a lease modification, and the Arch Street Original Premises and Arch Street Expansion Premises were identified as separate lease components. The extension of maturity with respect to the Arch Street Original Premises was treated as a modification not accounted for as a separate contract, in which the lease classification was reassessed and the lease liability was remeasured. The effect of the remeasurement, in the amount of $0.4 million, was recorded as an adjustment to the ROU lease asset as of February 1, 2020, the effective date of the modification. The addition of the Arch Street Expansion Premises was accounted for as a separate contract which granted the Company an additional right of use not included in the original lease, in which the lease payments increased commensurate with the standalone price for the additional right of use. As the leasehold incentives were not paid or payable at commencement, the Company will account for the incentives once the contingency is resolved.

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

In March 2021, the Company entered into an agreement (“High Street Lease”) to sublease from a third party approximately 25,445 square feet of office space in Boston, Massachusetts, beginning on April 1, 2021 and expiring December 31, 2025. The initial fixed rental rate is $60 per rentable square foot of the premises per annum and will increase at a rate of $1 per rentable square foot each year, with base rent first becoming due on July 1, 2021. Upon signing of the High Street Lease, the Company was also required to pay the first full monthly installment of base rent of $0.1 million and a security deposit of $0.4 million. The security deposit was recorded within other non-current assets on the consolidated balance sheet as of December 31, 2021. The first monthly installment was included as an adjustment to the ROU asset recognized upon commencement of the lease. The Company recognized an ROU asset and corresponding lease liability of $6.2 million and $6.0 million, respectively, on its consolidated balance sheet as of April 1, 2021, upon commencement of the High Street Lease.

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

Simultaneous with the High Street Lease, the Company entered into an agreement (“Arch Street Original Premises Sublease”) to sublease approximately 7,050 square feet of its former Arch Street Boston headquarters to a third party from July 1, 2021 through the remainder of its current lease term, which ends on December 31, 2023. The initial fixed rental rate is $59 per rentable square foot of the premises per annum, and will increase at a rate of 2% per year, with base rent first becoming due on October 1, 2021. Upon signing of the Arch Street Original Premises Sublease, the agreement required a security deposit of $0.1 million which has been recorded within other non-current liabilities on the consolidated balance sheet as of December 31, 2021.

On April 30, 2021, the Company entered into an agreement (“First Expansion Premises Sublease”) to sublease approximately 1,751 square feet of the Arch Street Expansion Premises to another third party from June 1, 2021 through the remainder of its current lease term, which ends on December 31, 2023. The initial fixed rental rate is $61 per rentable square foot per annum and will increase at a rate of 2% per year, with base rent commencing on June 1, 2021.

The components of lease cost were as follows (dollar amounts in thousands):

	Year Ended December 31,
	2021	2020	2019
Lease Cost
Operating lease cost	$1,829	$791	$441
Short-term lease cost	—	—	—
Sublease income	(254)	—	—
Total lease cost	$1,575	$791	$441

The Company adopted ASC 842 effective January 1, 2020. Prior period amounts have not been adjusted and continue to be reported in accordance with the Company’s historic accounting under Topic 840.

	Year Ended December 31,
	2021	2020
Other Information
Cash paid for amounts included in the measurement of lease liabilities	$1,618	$733
Operating lease liabilities arising from obtaining right-of-use assets	$6,040	$3,259
Weighted-average remaining lease term	3.50 years	2.94 years
Weighted-average discount rate	5.90%	6.21%

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities and a reconciliation to present value of lease liabilities as of December 31, 2021 (in thousands):

Year ended:
December 31, 2022	$2,547
December 31, 2023	2,520
December 31, 2024	1,597
December 31, 2025	1,622
Total future minimum lease payments	8,286
Less imputed interest	(783)
Present value of lease liabilities	$7,503

The following summarizes the annual undiscounted cash flows to be received from subleases (in thousands):

Year ended:
December 31, 2022	$528
December 31, 2023	539
Total future sublease payments to be received	$1,067

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

The carrying value of these ROU assets immediately before impairment was $2.0 million, and the fair value of these operating lease ROU assets immediately subsequent to the impairment, calculated as the present value of the estimated future cash flows attributable to the assets, was $1.3 million. The Company recognized $0.7 million in impairment losses on ROU assets within other income, net, on the statement of operations for the year ended December 31, 2021.

Intellectual Property License with Eli Lilly and Company

In May 2012, the Company entered into an exclusive license agreement (the “Lilly License Agreement”) with Eli Lilly and Company ("Eli Lilly"), pursuant to which Eli Lilly assigned to the Company all of its rights to certain patents (now expired), regulatory documentation, data records and materials related to xanomeline. The Company is also entitled to sublicense or otherwise transfer the rights granted in connection with the Lilly License Agreement.

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

The initial upfront payment of $0.1 million was expensed when incurred in May 2012. As of December 31, 2021, no milestones have been reached, and accordingly, no milestone payments have been made.

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

During the year ended December 31, 2021, the Company paid less than $0.1 million in sublicense income associated with the Zai License Agreement to PureTech Health. During the year ended December 31, 2020, the Company paid $2.0 million to PureTech Health, having reached the milestone of Phase 3 clinical trial commencement. The Company incurred no expenses related to the Patent License Agreement during the year ended December 31, 2019. The Company had no outstanding liabilities to PureTech Health related to the Patent License Agreement at December 31, 2021 and 2020.

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

Litigation

The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities as of December 31, 2021.

Note 13. Income Taxes

During each of the years ended December 31, 2021 and 2020, the Company recorded income tax expense of less than $0.1 million. During the year ended December 31, 2019, there was no income tax benefit or expense. The Company did not recognize any significant deferred tax expense for the years ended December 31, 2021, 2020, or 2019 as the Company was subject to a full valuation allowance.

A reconciliation of the differences between the effective tax rates of the Company and the U.S. federal statutory tax rate are as follows:

	Year Ended December 31,
	2021	2020	2019
Statutory tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	5.3%	10.3%	6.7%
Share-based compensation	3.6%	21.3%	0.0%
Change in derivative liability	0.0%	0.0%	-0.1%
Non-deductible interest expense	0.0%	0.0%	-0.4%
Other	0.0%	-0.1%	0.3%
Tax credits	5.2%	3.2%	4.9%
Change in valuation allowance	-35.1%	-55.7%	-32.4%
Effective Income tax rate	0.0%	0.0%	0.0%

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2021 and 2020 are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Operating tax losses	$82,740	$47,349
Tax Credit Carryforwards	13,695	5,613
Accrued expenses	1,653	631
Lease liability	1,910	702
Share-based compensation	11,699	5,923
Charitable contributions	10	—
Deferred tax assets	111,707	60,218

Valuation allowance	(110,046)	(59,563)

Deferred tax liabilities:
ROU assets	(1,643)	(633)
Depreciation	(18)	(22)
Deferred tax liabilities	(1,661)	(655)

Net Deferred Tax Asset / (Liability)	$—	$—

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The Company applied the separate return method for allocation of current and deferred tax expense. The Company was historically a subsidiary of PureTech Health. As of August 1, 2018, PureTech no longer held 80% of the outstanding shares of the Company. Therefore, from that date onward, the Company was required to file a separate U.S. federal income tax return. As of July 2, 2019, PureTech no longer held 50% of the outstanding shares of the Company. As such, the Company has filed separate state income tax returns subsequent to this date.

At December 31, 2021, on a separate return method, the Company has federal net operating loss carryforwards totaling $320.3 million, of which $9.8 million begin to expire in 2029 and the remaining $310.5 million can be carried forward indefinitely. In addition, the Company had state net operating loss carryforwards totaling $245.1 million which begin to expire in 2030. Lastly, the Company has federal research credits of $12.5 million and state research credits of $1.6 million which begin to expire in 2031. Because the Company had historically been a subsidiary of PureTech Health, $319.8 million and $225.0 million of the federal and state net operating loss carryforwards, respectively, can be used to offset income on the Company's future tax returns. In addition, $12.3 million and $1.6 million of the federal and state tax credit carryforwards, respectively, can be used to offset tax due on the Company's future tax returns. The Company's net operating loss and tax credit carryforwards could, in whole or in part, expire unused and be unavailable to offset future income tax liabilities.

Management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss carryforwards and tax credit carryforwards. Under the applicable accounting standards, management has considered the Company's history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets at December 31, 2021. The valuation allowance increased by $50.5 million during the year ended December 31, 2021, which primarily relates to the current year operating loss and tax credits generated.

Under the provisions of the Internal Revenue Code, the net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company completed a Section 382 study during the year ended December 31, 2020, and while certain tax attributes are subject to annual limitations, none are expected to be restricted in their future utilization if the Company earns sufficient future profits to utilize the tax attributes. Future transactions involving the issuance or transfer of the Company’s stock could result in additional ownership changes which may limit the amount of tax attributes available to offset future tax liabilities.

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

The Company accounts for uncertain tax positions pursuant to ASC 740, which prescribes a recognition threshold and measurement process for financial statement recognition of uncertain tax positions taken or expected to be taken in a tax return. If the tax position meets this threshold, the benefit to be recognized is measured as the tax benefit having the highest likelihood of being realized upon ultimate settlement with the taxing authority. As of December 31, 2021, the Company has not recorded any unrecognized tax benefits. The Company does not expect any material change in unrecognized tax benefits within the next twelve months. The Company’s policy is to record interest and penalties as a component of income tax expense. As of December 31, 2021, the Company has not accrued interest or penalties related to any uncertain tax positions.

The Company is subject to taxation in the United States federal and certain state jurisdictions. The Company has incurred operating losses since inception, and therefore, the losses in all periods may be adjusted by taxing jurisdictions in future periods in which they are utilized.

Note 14. Related Party Transactions

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

The Company incurred general and administrative costs for management services provided by PureTech Health totaling less than $0.1 million in the year ended December 31, 2019. As of and for the years ended December 31, 2021 and 2020, the Company had no outstanding liabilities to PureTech Health and no general and administrative costs for management services were incurred.

Note 15. 401(k) Savings Plan

The Company has a 401(k) retirement plan in which substantially all U.S. employees are eligible to participate. Eligible employees may elect to contribute up to the maximum limits, as set by the Internal Revenue Service, of their eligible compensation. The total contribution expense for the Company was $0.5 million for the year ended December 31, 2021, $0.2 million for the year ended December 31, 2020 and less than $0.1 million for the year ended December 31, 2019.

Note 16. Subsequent Events

On January 21, 2022, the Company entered into an agreement (“Second Expansion Premises Sublease”) to sublease approximately 2,422 square feet of its Expansion Premises to a third party from February 7, 2022 through the remainder of its current lease term, which ends on December 31, 2023. The fixed rental rate is $45 per rentable square foot per annum, with base rent commencing on April 7, 2022.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, who serve as our principal executive officer and principal financial and accounting officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.

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

Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Our independent registered public accounting firm has issued an attestation report of our internal control over financial reporting, which is included in Item 8, “Consolidated Financial Statements and Supplementary Data” appearing elsewhere in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our independent public accounting firm is KPMG LLP, Boston, Massachusetts, PCAOB Auditor ID 185.

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

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

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 6, 2021, and incorporated by reference herein)

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

10.19#	Form of Director Indemnification Agreement (filed as Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on May 31, 2019, and incorporated by reference herein)

10.20#	Form of Officer Indemnification Agreement (filed as Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on May 31, 2019, and incorporated by reference herein)

10.21#	Senior Executive Cash Incentive Bonus Plan (filed as Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on May 31, 2019, and incorporated by reference herein)
10.22	Sublease, dated as of March 5, 2021, between the Registrant and Workable, Inc. (filed as Exhibit 99.1 to the Registrant's 8-K, filed with the SEC n March 10, 2021)
10.23*+	License Agreement, dated as of November 8, 2021, between the Registrant and Zai Lab (Shanghai) Co., Ltd.
10.24*#	Employment Agreement, dated as of November 29, 2021, between the Registrant and Charmaine Lykins

21.1	List of Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Registrant's Annual Report on Form 10-K filed on March 24, 2020)

23.1*	Consent of KPMG LLP, independent registered public accounting firm

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Schema Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

KARUNA THERAPEUTICS, INC.

Date: February 24, 2022	By:	/s/ Steven Paul, M.D.
Steven Paul, M.D. Chief Executive Officer. President and Chairman (Principal Executive Officer)

Date: February 24, 2022	By:	/s/ Troy Ignelzi
Troy Ignelzi Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven Paul, M.D. Steven Paul, M.D.	Chief Executive Officer, President and Chairman (Principal Executive Officer)	February 24, 2022

/s/ Troy Ignelzi Troy Ignelzi	Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2022

/s/ Christopher J. Coughlin Christopher J. Coughlin	Director	February 24, 2022

/s/ James Healy, M.D., Ph.D. James Healy, M.D., Ph.D.	Director	February 24, 2022

/s/ Jeffrey Jonas, M.D. Jeffrey Jonas, M.D.	Director	February 24, 2022

/s/ Laurie Olson Laurie Olson	Director	February 24, 2022

/s/ Atul Pande, M.D. Atul Pande, M.D.	Director	February 24, 2022

/s/ Denice Torres Denice Torres	Director	February 24, 2022

/s/ David E. Wheadon, M.D. David E. Wheadon, M.D.	Director	February 24, 2022