Form 10-Q
period 2022-03-31
Karuna Therapeutics, Inc.
filed 2022-05-05
CIK 1771917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 30, 2022, the registrant had 29,882,727 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

KARUNA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$176,203	$206,953
Investment securities, available-for-sale	266,984	287,038
Accounts receivable	—	1,750
Prepaid expenses and other current assets	20,972	21,138
Deferred offering costs	480	455
Total current assets	464,639	517,334
Restricted cash	261	261
Right-of-use lease assets - operating, net	6,021	6,453
Property and equipment, net	3,050	3,092
Other non-current assets	503	531
Total assets	$474,474	$527,671
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,478	$1,939
Accrued expenses	12,226	16,099
Current portion of operating lease liability	2,219	2,175
Total current liabilities	15,923	20,213
Operating lease liability, net of current portion	4,759	5,328
Other non-current liabilities	104	104
Total liabilities	20,786	25,645
Commitments and Contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and 0 shares outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at March 31, 2022 and December 31, 2021; 29,831,258 and 29,770,558 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	3	3
Additional paid-in capital	802,309	790,391
Accumulated deficit	(346,089)	(287,871)
Accumulated other comprehensive loss	(2,535)	(497)
Total stockholders’ equity	453,688	502,026
Total liabilities and stockholders’ equity	$474,474	$527,671

The accompanying notes are an integral part of these consolidated financial statements

Karuna Therapeutics, Inc.

CONSOLIDATED Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
License revenue	$—	$—
Operating expenses:
Research and development	43,806	20,186
General and administrative	14,788	9,777
Total operating expenses	58,594	29,963
Loss from operations	(58,594)	(29,963)
Other income (loss), net:
Impairment loss on right-of-use assets	—	(677)
Interest income	237	143
Sublease income	139	—
Total other income (loss), net	376	(534)
Net loss before income taxes	(58,218)	(30,497)
Income tax provision	—	—
Net loss attributable to common stockholders	$(58,218)	$(30,497)
Net loss per share, basic and diluted (Note 6)	$(1.95)	$(1.10)
Weighted average common shares outstanding used in computing net loss per share, basic and diluted	29,805,961	27,786,538

The accompanying notes are an integral part of these consolidated financial statements

Karuna Therapeutics, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(58,218)	$(30,497)
Other comprehensive loss:
Unrealized losses on available-for-sale investments	(2,038)	(30)
Comprehensive loss	$(60,256)	$(30,527)

The accompanying notes are an integral part of these consolidated financial statements

Karuna Therapeutics, Inc.

CONSOLIDATED Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Value	Capital	Deficit	Loss	Equity
Balance, December 31, 2021	29,770,558	$3	$790,391	$(287,871)	$(497)	$502,026
Stock-based compensation expense	—	—	10,636	—	—	10,636
Exercise of common options	60,700	—	1,282	—	—	1,282
Other comprehensive loss	—	—	—	—	(2,038)	(2,038)
Net loss	—	—	—	(58,218)	—	(58,218)
Balance, March 31, 2022	29,831,258	$3	$802,309	$(346,089)	$(2,535)	$453,688

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Value	Capital	Deficit	Income	Equity
Balance, December 31, 2020	26,988,458	$3	$482,955	$(144,066)	$39	$338,931
Issuance of common stock upon public offering, net of $17,250 in under-writing discounts and commissions and $233 in offering costs	2,395,834	—	270,017	—	—	270,017
Stock-based compensation expense	—	—	5,822	—	—	5,822
Exercise of common options	56,876	—	671	—	—	671
Other comprehensive loss	—	—	—	—	(30)	(30)
Net loss	—	—	—	(30,497)	—	(30,497)
Balance, March 31, 2021	29,441,168	$3	$759,465	$(174,563)	$9	$584,914

The accompanying notes are an integral part of these consolidated financial statements

Karuna Therapeutics, Inc.

CONSOLIDATED Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(58,218)	$(30,497)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	10,636	5,822
Impairment loss on right-of-use assets	—	677
Amortization of premiums and accretion of discounts on investment securities	285	221
Depreciation and amortization expense	248	112
Changes in operating assets and liabilities:
Accrued interest on investment securities	(65)	277
Accounts receivable	1,750	—
Prepaid expenses and other current assets	166	3,546
Right-of-use assets	432	167
Other non-current assets	28	(1,006)
Accounts payable	(481)	322
Accrued expenses	(4,059)	(754)
Operating lease liability	(525)	(205)
Deferred lease obligation	—	35
Other non-current liabilities	—	104
Net cash used in operating activities	(49,803)	(21,179)

Cash flows from investing activities
Purchases of investment securities	(48,303)	(80,856)
Maturities of investment securities	66,099	132,000
Acquisition of property and equipment	—	(47)
Net cash provided by investing activities	17,796	51,097

Cash flows from financing activities
Proceeds from public offering, net of underwriting discounts and commissions	—	270,250
Payment of offering costs	(25)	(98)
Proceeds from exercise of stock options	1,282	671
Net cash provided by financing activities	1,257	270,823
Net increase (decrease) in cash, cash equivalents and restricted cash	(30,750)	300,741
Cash, cash equivalents and restricted cash at beginning of period	207,214	53,205
Cash, cash equivalents and restricted cash at end of period	$176,464	$353,946

Supplemental disclosures of cash flows information
Deferred offering costs included in accounts payable and accrued expenses	$—	$135
Purchases of property and equipment included in accounts payable and accrued expenses	$206	$19

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

The Company’s consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company experienced negative operating cash flows of $49.8 million for the three months ended March 31, 2022 and had an accumulated deficit of $346.1 million as of March 31, 2022. The Company expects to continue to generate operating losses for the foreseeable future.

The Company expects that its cash, cash equivalents and available-for-sale investments of $443.2 million as of March 31, 2022 will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the date of issuance of these consolidated financial statements.

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

The accompanying consolidated balance sheet as of March 31, 2022 and the consolidated statements of operations, comprehensive loss, cash flows, and stockholders’ equity for the three months ended March 31, 2022 and 2021 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2022 and the results of its operations and cash flows for the three months ended March 31, 2022 and 2021. Certain information and footnote disclosures typically included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these unaudited consolidated interim financial statements should be read in conjunction with the Company’s consolidated financial statements as of and for the year ended December 31, 2021. The results for the three months ended March 31, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period.

Note 2. Summary of Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2021, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K. During the three months ended March 31, 2022, there were no material changes to the Company’s significant accounting policies.

Recently Issued Accounting Pronouncements

New pronouncements issued but not effective until after March 31, 2022 are not expected to have a material impact on the Company’s consolidated financial statements.

Note 3. Prepaid Expenses and Other Assets and Accrued Expenses

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Prepaid research and development expenses	$17,854	$18,066
Prepaid insurance	1,172	2,364
Other	1,946	708
Total prepaid expenses and other current assets	$20,972	$21,138

The Company also had other non-current assets of $0.5 million as of March 31, 2022 and December 31, 2021. As of March 31, 2022, other non-current assets consisted of a security deposit of $0.4 million and less than $0.1 million in prepaid research and development and other expenses, as well as less than $0.1 million in deferred rent. As of December 31, 2021, other non-current assets consisted of a security deposit of $0.4 million, $0.1 million in prepaid expenses, and less than $0.1 million in deferred rent.

Accrued expenses consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued research and development expenses	$8,765	$8,316
Accrued payroll and related expenses	1,945	6,989
Professional fees	1,040	543
Other	476	251
Total accrued expenses	$12,226	$16,099

Note 4. Stockholders’ Equity

Preferred Stock

On July 2, 2019, in connection with the closing of the Company’s initial public offering of its common stock ("IPO"), the Company filed its amended and restated Certificate of Incorporation, which authorizes the Company to issue up to 10,000,000 shares of preferred stock, $0.0001 par value per share. Through March 31, 2022, no preferred stock has been issued.

Common Stock

As of March 31, 2022, the Company’s amended and restated Certificate of Incorporation authorized the Company to issue 150,000,000 shares of common stock, $0.0001 par value per share.

Holders of the common stock are entitled to one vote for each share of common stock held at all meetings of stockholders and written actions in lieu of meetings. The holders of common stock are entitled to receive dividends out of funds legally available, as declared by the board of directors. These dividends are subject to the preferential dividend rights of the holders of the Company’s preferred stock. Through March 31, 2022, no cash dividends have been declared or paid.

As of March 31, 2022, there were 29,831,258 shares of common stock outstanding.

Note 5. Zai License Agreement

Terms of Agreement

On November 8, 2021, the Company and Zai Lab (Shanghai) Co., Ltd. ("Zai") entered into a license agreement (the "Zai License Agreement"), pursuant to which the Company granted to Zai the right to exclusively develop, manufacture and commercialize KarXT in Greater China, including mainland China, Hong Kong, Macau, and Taiwan (the “Licensed Territory”). Zai will fund substantially all development, regulatory, and commercialization activities in the Licensed Territory.

Under the terms of the Zai License Agreement, the Company received a non-refundable $35 million upfront payment and payment of certain taxes on its behalf. The Company is eligible to receive up to an additional $80 million in development and regulatory milestone payments, up to $72 million in sales milestone payments and low double-digit to high-teens tiered royalties based on annual net sales of KarXT in the Licensed Territory, subject to reduction under specified circumstances. Receipt of sales milestone payments and royalties are not contingent on any further participation by Karuna in the development of KarXT in the Licensed Territory.

The Zai License Agreement will expire upon the latest of the following dates with respect to the last licensed product in any region in the Licensed Territory: (i) the date of expiration of the last valid claim covering such licensed product in such region, (ii) the date that is a specific period after the date of the first commercial sale of such licensed product in such region and (iii) the expiration date of any regulatory exclusivity for such licensed product in such region. Zai may terminate the Zai License Agreement for convenience, subject to the terms thereto, by providing written notice to Karuna, which termination will be effective following a prescribed notice period. In addition, the Company may terminate the Zai License Agreement under specified circumstances if Zai or certain other parties challenge the Company’s patent rights or if Zai or its affiliates fail to complete certain development activities with respect to the licensed product for a specified period of time, subject to specified exceptions. Either party may terminate the Zai License Agreement for the other party’s uncured material breach, with a customary notice and cure period, or insolvency.

After termination or expiration, the Company is entitled to retain a worldwide, exclusive, and perpetual license from Zai to exploit the licensed product, which license would be non-exclusive after expiration (but not termination), subject to a reasonable royalty to be agreed by the parties if terminated for the Company’s uncured material breach.

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

The Company determined the transaction price was equal to $37.0 million, which includes the upfront fee of $35 million and payments to taxing authorities on the Company’s behalf. In estimating the stand-alone selling price, the Company determined that there were no significant financing components, noncash consideration or amounts that may be refunded to the customer, and as such the total unconstrained consideration of $37.0 million was included in the total transaction price.

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

There was no revenue recorded for the three months ended March 31, 2022 and 2021, and no deferred revenue as of March 31, 2022 or December 31, 2021, related to the Zai License Agreement.

Note 6. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share of common stock for the three months ended March 31, 2022 and 2021 (in thousands, except share and per share data):

	Three Months Ended March 31,
	2022	2021
Net Loss	$(58,218)	$(30,497)
Weighted-average shares used in computing net loss per share	29,805,961	27,786,538
Net loss per share, basic and diluted	$(1.95)	$(1.10)

The Company’s potentially dilutive securities, which consist of stock options, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

Common Stock Equivalents

As of March 31, 2022 and 2021, stock options to purchase 5,923,147 and 5,171,914 shares of common stock, respectively, have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive impact.

Note 7. Stock-based Compensation

Stock Options

In September 2009, the Company’s board of directors approved the 2009 Stock Incentive Plan (the “2009 Plan”) which provided for the grant of incentive stock options to employees and non-statutory stock options to directors, consultants, and non-employees of the Company. The 2009 Plan terminated in July 2019 effective upon the completion of the Company’s IPO. No additional options will be granted under the 2009 Plan. As of March 31, 2022, there were 2,357,970 options outstanding under the 2009 Plan.

In May 2019, the Company’s board of directors approved the 2019 Stock Option and Incentive Plan (the “2019 Plan”) which became effective on June 26, 2019, the date immediately prior to the date on which the registration statement related to the IPO was declared effective by the Securities and Exchange Commission ("SEC"). The 2019 Plan will expire in May 2029. Under the 2019 Plan, the Company may grant incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units ("RSUs") and other stock-based awards. There were 1,709,832 shares of the Company’s common stock initially reserved for issuance under the 2019 Plan. The number of shares of common stock underlying awards that expire, or are terminated, surrendered, canceled or forfeited without having been fully exercised under the 2009 Plan will be added to the shares of common stock available for issuance under the 2019 Plan. In addition, the number of shares of common stock that may be issued under the 2019 Plan automatically increases on January 1 of each calendar year, commencing on January 1, 2020, by 4% of the number of shares of common stock outstanding on the immediately preceding December 31 or such lesser amount determined by the Company’s board of directors or the compensation committee of the board of directors. As of March 31, 2022, there were 1,591,887 common shares available for issuance and 3,565,177 options outstanding under the 2019 Plan.

Options under the 2019 Plan generally vest based on the grantee’s continued service with the Company during a specified period following a grant as determined by the board of directors and expire ten years from the grant date. Awards typically vest in four years, but vesting conditions can vary based on the discretion of the Company’s board of directors.

A summary of the Company’s stock option activity and related information is as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	5,323,162	$50.04	7.7	$431,456
Granted	703,685	112.16
Exercised	(60,700)	21.13
Forfeited	(43,000)	106.51
Outstanding as of March 31, 2022	5,923,147	$57.31	7.7	$414,748
Options vested and expected to vest as of March 31, 2022	5,923,147	$57.31	7.7	$414,748
Options exercisable as of March 31, 2022	3,552,230	$26.12	6.9	$358,298

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the publicly traded stock price of the Company’s common stock as of March 31, 2022.

As of March 31, 2022, there was $131.0 million of unrecognized compensation cost, which is expected to be recognized over a weighted-average period of 3.17 years.

Stock-based Compensation Expense

Stock-based compensation expense is classified in the statements of operations for the three months ended March 31, 2022 and 2021 as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
General and administrative	$6,106	$3,741
Research and development	4,530	2,081
Total stock-based compensation expense	$10,636	$5,822

Note 8. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s assets as of March 31, 2022 and December 31, 2021 that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurement
	at March 31, 2022 Using
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$132,808	$—	$—	$132,808
Commercial paper	26,878	—	—	26,878
US government agencies	9,287	—	—	9,287
Investment securities:
U.S. Treasuries	108,509	—	—	108,509
Corporate debt securities	—	49,227	—	49,227
Commercial paper	—	109,248	—	109,248
Total	$277,482	$158,475	$—	$435,957

	Fair Value Measurement
	at December 31, 2021 Using
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$199,019	$—	$—	$199,019
Investment securities:
U.S. Treasuries	100,043	—	—	100,043
Corporate debt securities	—	55,744	—	55,744
Commercial paper	—	131,251	—	131,251
Total	$299,062	$186,995	$—	$486,057

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

The estimated fair value and amortized cost of the Company’s available-for-sale investments, by contractual maturity and security type, are summarized as follows (in thousands):

	March 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasuries (due within one year)	$45,286	$—	$(366)	$44,920
U.S. Treasuries (due after one year and less than two years)	65,072	—	(1,483)	63,589
Corporate debt securities (due within one year)	44,457	—	(263)	44,194
Corporate debt securities (due after one year and less than two years)	5,116	—	(83)	5,033
Commercial paper (due within one year)	109,588	—	(340)	109,248
Total	$269,519	$—	$(2,535)	$266,984

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasuries (due within one year)	$15,137	$—	$(12)	$15,125
U.S. Treasuries (due after one year and less than two years)	$85,277	$—	$(359)	84,918
Corporate debt securities (due within one year)	$45,510	$—	$(57)	45,453
Corporate debt securities (due after one year and less than two years)	10,338	—	(47)	10,291
Commercial paper (due within one year)	131,273	5	(27)	131,251
Total	$287,535	$5	$(502)	$287,038

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

Unrealized losses on available-for-sale securities presented in the previous table have not been recognized in the consolidated statements of operations because the securities are high credit quality, investment grade securities that the Company does not intend to sell and will not be required to sell prior to their anticipated recovery, and the decline in fair value is attributable to factors other than credit losses. Based on its evaluation, the Company determined its year-to-date credit losses related to its available-for-sale securities were immaterial at March 31, 2022 and December 31, 2021.

Note 9. Commitments and Contingencies

Leases

The Company entered into an agreement to lease approximately 7,050 square feet of office space in Boston, Massachusetts (“Arch Street Original Premises”) that began in December 2018 and had an original expiry in February 2023. In January 2020, the Company entered into an amended agreement (“Amended Arch Street Lease Agreement”) to gain access to approximately 4,175 square feet of additional office space (“Arch Street Expansion Premises”) beginning in March 2020, and to extend the maturity of the agreement for the Arch Street Original Premises to December 2023. The Amended Arch Street Lease Agreement provides for future minimum annual rental payments as defined within the agreement. Under the terms of the Amended Arch Street Lease Agreement, the Company is required to maintain a cash balance of approximately $0.2 million to secure a letter of credit associated with this lease. The amount was classified as restricted cash in the consolidated balance sheets as of March 31, 2022 and December 31, 2021. The Amended Arch Street Lease Agreement also provides for approximately $0.1 million in leasehold incentives which may be applied to base rent or improvements to the Arch Street Expansion Premises, subject to limitations.

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

In March 2021, the Company entered into an agreement (“High Street Lease”) to sublease from a third party approximately 25,445 square feet of office space in Boston, Massachusetts, beginning on April 1, 2021 and expiring December 31, 2025. The initial fixed rental rate is $60 per rentable square foot of the premises per annum and will increase at a rate of $1 per rentable square foot each year, with base rent first becoming due on July 1, 2021. Upon signing of the High Street Lease, the Company was also required to pay the first full monthly installment of base rent of $0.1 million and a security deposit of $0.4 million. The security deposit was recorded within other non-current assets on the consolidated balance sheets as of March 31, 2022 and December 31, 2021. The first monthly installment was included as an adjustment to the ROU asset recognized upon commencement of the lease. The Company recognized an ROU asset and corresponding lease liability of approximately $6.2 million and $6.0 million, respectively, on its consolidated balance sheet as of April 1, 2021, upon commencement of the High Street Lease.

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

Simultaneous with the High Street Lease, the Company entered into an agreement (“Arch Street Original Premises Sublease”) to sublease approximately 7,050 square feet of its former Arch Street Boston headquarters to a third party from July 1, 2021 through the remainder of its current lease term, which ends on December 31, 2023. The initial fixed rental rate is $59 per rentable square foot of the premises per annum, and will increase at a rate of 2% per year, with base rent first becoming due on October 1, 2021. Upon signing of the Arch Street Original Premises Sublease, the agreement required a security deposit of $0.1 million which has been recorded within restricted cash on the consolidated balance sheet as of March 31, 2022.

On April 30, 2021, the Company entered into an agreement ("First Expansion Premises Sublease") to sublease approximately 1,751 square feet of the Arch Street Expansion Premises to another third party from June 1, 2021 through the remainder of its current lease term, which ends on December 31, 2023. The initial fixed rental rate is $61 per rentable square foot per annum and will increase at a rate of 2% per year, with base rent commencing on June 1, 2021.

On January 21, 2022, the Company entered into an agreement ("Second Expansion Premises Sublease") to sublease approximately 2,422 square feet of its Arch Street Expansion Premises to a third party from February 7, 2022 through the remainder of its current lease term, which ends on December 31, 2023. The fixed rental rate is $45 per rentable square foot per annum, with base rent commencing on April 7, 2022.

The components of lease cost were as follows (dollar amounts in thousands):

	Three Months Ended March 31,
	2022	2021
Lease Cost
Operating lease cost	$538	$207
Short-term lease cost	—	—
Sublease income	(139)	—
Total lease cost	$399	$207

Other Information
Cash paid for amounts included in the measurement of lease liabilities	$631	$244
Weighted-average remaining lease term	3.28 years	2.69 years
Weighted-average discount rate	5.89%	6.21%

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities and a reconciliation to present value of lease liabilities as of March 31, 2022 (in thousands):

Year ended:
December 31, 2022	$1,916
December 31, 2023	2,520
December 31, 2024	1,597
December 31, 2025	1,622
Total future minimum lease payments	7,655
Less imputed interest	(677)
Present value of lease liabilities	$6,978

The following summarizes the annual undiscounted cash flows to be received from subleases (in thousands):

Year ended:
December 31, 2022	$477
December 31, 2023	648
Total future sublease payments to be received	$1,125

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

The carrying value of these ROU assets immediately before impairment was $2.0 million, and the fair value of these operating lease ROU assets immediately subsequent to the impairment, calculated as the present value of the estimated future cash flows attributable to the assets, was $1.3 million. The Company recognized approximately $0.7 million in impairment losses on ROU assets within other income (loss) on the statement of operations for the three months ended March 31, 2021.

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

The initial upfront payment of $0.1 million was expensed when incurred in May 2012. As of March 31, 2022, no milestones have been reached and, accordingly, no milestone payments have been made.

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

The Company incurred no expenses related to the Patent License Agreement provided by PureTech Health during the three months ended March 31, 2022 and 2021. During the year ended December 31, 2021, the Company paid less than $0.1 million in sublicense income associated with the Zai License Agreement to PureTech Health. In December 2020, the Company paid $2.0 million to PureTech Health, having reached the milestone of Phase 3 clinical trial commencement. The Company had no outstanding liabilities to PureTech Health related to the Patent License Agreement as of March 31, 2022 and December 31, 2021.

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

Litigation

The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities as of March 31, 2022.

Note 10. 401(k) Savings Plan

The Company has a 401(k) retirement plan in which substantially all U.S. employees are eligible to participate. Eligible employees may elect to contribute up to the maximum limits, as set by the Internal Revenue Service, of their eligible compensation. The total contribution expense for the Company was $0.4 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10‑Q and our audited consolidated financial statements and related notes for the year ended December 31, 2021 included in our Annual Report on Form 10-K, or the Annual Report, filed with the Securities and Exchange Commission, or the SEC, on February 24, 2022. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified and discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on form 10Q, Part I, Item 1A of our Annual Report, and in subsequent SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

We are initially developing KarXT for the treatment of acute psychosis in adults with schizophrenia. KarXT combines xanomeline, a muscarinic receptor agonist that preferentially stimulates M1 and M4 muscarinic receptors, and trospium, an approved muscarinic receptor antagonist that does not measurably cross the blood-brain barrier, confining its effects to peripheral tissues. M1 and M4 muscarinic receptors are the receptor subtypes believed to mediate the antipsychotic and procognitive effects of xanomeline and other muscarinic agonists. Results from preclinical studies and clinical trials conducted by third parties support the hypothesis that xanomeline can reduce psychosis and improve cognition. To our knowledge, xanomeline is the only muscarinic orthosteric agonist that has demonstrated therapeutic benefit in schizophrenia and Alzheimer's Disease, or AD. Like all muscarinic orthosteric agonists studied to date, however, xanomeline’s tolerability has been limited by side effects arising from muscarinic receptor stimulation in peripheral tissues, leading to nausea, vomiting, diarrhea and increased salivation and sweating, collectively referred to as cholinergic adverse events. Trospium is a muscarinic receptor antagonist approved in the United States and Europe for the treatment of overactive bladder that inhibits all five muscarinic receptor subtypes in peripheral tissues. We believe that the combination xanomeline and trospium in KarXT has the potential to preferentially stimulate M1 and M4 muscarinic receptors in the brain without stimulating muscarinic receptors in peripheral tissues in order to achieve meaningful therapeutic benefit in patients with psychotic and cognitive disorders.

The EMERGENT program is our clinical program evaluating KarXT for the treatment of schizophrenia, and includes the completed positive Phase 2 EMERGENT-1 trial and four ongoing Phase 3 trials. In November 2019, we announced positive results from our EMERGENT-1 trial, a Phase 2 clinical trial evaluating KarXT for the treatment of acute psychosis in adults with schizophrenia. In this trial, KarXT met the trial’s primary endpoint with a statistically significant (p<0.0001) and clinically meaningful 11.6 point mean reduction in Positive and Negative Syndrome Scale, or PANSS, total scores over placebo at week 5 (-17.4 KarXT vs. -5.9 placebo). We also observed a statistically significant 3.2 point mean reduction from baseline in the PANSS-positive subscale (-5.6 KarXT v. -2.4 placebo) and a statistically significant 2.3 point mean reduction from baseline in the PANSS-negative subscale (-3.2 KarXT v. -0.9 placebo) at week five (p<0.0001 and p<0.001, respectively). The PANSS total score, PANSS-positive subscale, and the PANSS-negative subscale had statistically significant separation at every assessment throughout the trial. Following the positive results of our Phase 2 EMERGENT-1 trial, we had an End-of-Phase 2 meeting with the U.S. Food and Drug Administration, or FDA, in which the FDA indicated that our completed Phase 2 EMERGENT-1 trial, along with one successful Phase 3 efficacy and safety trial, and additional safety data to meet regulatory requirements, would be acceptable to support a New Drug Application, or NDA, filing in schizophrenia.

In addition to our completed positive Phase 2 EMERGENT-1 trial, our EMERGENT program includes two Phase 3 trials evaluating the efficacy and safety of KarXT compared to placebo (EMERGENT-2 and EMERGENT-3, which are similar in design to EMERGENT-1), and two Phase 3 trials evaluating the long-term safety of KarXT (EMERGENT-4 and EMERGENT-5). All Phase 3 trials within our EMERGENT program are currently enrolling, with details as follows:

•
EMERGENT-2: A five-week inpatient trial evaluating the efficacy and safety of KarXT compared to placebo in 246 adults with schizophrenia in the U.S. We completed enrollment of EMERGENT-2 in the second quarter of 2022 and anticipate topline data from the trial in the third quarter of 2022.
•
EMERGENT-3: A five-week inpatient trial evaluating the efficacy and safety of KarXT compared to placebo in 246 adults with schizophrenia in the U.S. and Ukraine. We anticipate topline data in the first quarter of 2023. We continue to enroll patients at clinical trial sites in the U.S., and are not enrolling patients at clinical trial sites in Ukraine at this time due to the Ukraine-Russia conflict.
•
EMERGENT-4: A 52-week outpatient, open-label extension trial evaluating the long-term safety and tolerability of KarXT in adults with schizophrenia who completed EMERGENT-2 or EMERGENT-3.
•
EMERGENT-5: A 52-week outpatient, open-label trial evaluating the long-term safety and tolerability of KarXT in adults with schizophrenia in the U.S. and Puerto Rico who were not enrolled in EMERGENT-2 or EMERGENT-3.

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

We are also developing KarXT as a potential treatment for dementia-related psychosis, or DRP, with an initial focus on psychosis in AD. In June 2021 we announced results from our multi-cohort, placebo-controlled Phase 1b trial evaluating the safety and tolerability of KarXT in healthy elderly volunteers. Results from the trial suggest that potentially therapeutic doses of KarXT can be administered to elderly adults while maintaining a favorable tolerability profile, and support the advancement of KarXT into a Phase 3 program. Our initial focus on the AD dementia subtype reflects various strategic development, regulatory and commercial considerations, and we remain interested in exploring KarXT in other dementia subtypes in future development programs. We plan to share details of our Phase 3 program evaluating KarXT for the treatment of AD psychosis in the first half of 2022 prior to the program’s initiation in mid-2022.

Since our inception in 2009, we have focused substantially all of our efforts and financial resources on organizing and staffing our company, acquiring and developing our technology, raising capital, building our intellectual property portfolio, undertaking preclinical studies and clinical trials and providing general and administrative support for these activities.

We have never generated revenue from product sales and have incurred significant net losses since inception. Our net losses were $58.2 million and $30.5 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $346.1 million. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our operating expenses and capital expenditures will increase substantially, particularly as we:

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

As of March 31, 2022, we had cash, cash equivalents and available-for-sale investments of $443.2 million. We believe that our existing cash, cash equivalents and available-for-sale investments will be sufficient to meet our anticipated operating and capital expenditure requirements for at least twelve months following the potential submission of a new drug application, or NDA, with the U.S. Food and Drug Administration for KarXT for the treatment of acute psychosis in patients with schizophrenia. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources.”

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

We may also generate revenue in the future from payments as a result of license or collaboration agreements for any of our product candidates or intellectual property, such as our License Agreement, or the Zai License Agreement, with Zai Lab (Shanghai) Co., Ltd., or Zai. Under the Zai License Agreement, we recognized revenue of $37.0 million in the year ended December 31, 2021. We cannot provide assurance as to the timing of future milestone or royalty payments under the Zai License Agreement, or that we will receive any of these payments at all. We generated no revenue from license or collaboration agreements in the three months ended March 31, 2022 and 2021.

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

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Schizophrenia clinical trials	$20,804	$7,162
Dementia-related psychosis clinical trials	686	186
Pain clinical trial	—	131
Formulation and CMC	5,553	3,334
Preclinical	177	524
Discovery	4,710	3,091
Unallocated expenses	11,876	5,758
Total research and development expense	$43,806	$20,186

We expect our research and development expenses to increase substantially for the foreseeable future as we continue to invest in research and development activities related to developing our product candidates, as our programs advance into later stages of development and we continue to conduct clinical trials. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain.

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

Results of Operations

Comparison of the three months ended March 31, 2022 and 2021

	Three Months Ended March 31,
	2022	2021	Change
		(in thousands)
License revenue	$—	$—	$—
Operating expenses:
Research and development	43,806	20,186	23,620
General and administrative	14,788	9,777	5,011
Total operating expenses	58,594	29,963	28,631
Loss from operations	(58,594)	(29,963)	(28,631)
Total other income (loss), net	376	(534)	910
Net loss attributable to common stockholders	$(58,218)	$(30,497)	$(27,721)

Research and Development Expenses

	Three Months Ended March 31,
	2022	2021	Change
		(in thousands)
Direct research and development expenses:
Schizophrenia clinical trials	$20,804	$7,162	$13,642
Dementia-related psychosis clinical trials	686	186	500
Pain clinical trial	—	131	(131)
Formulation and CMC	5,553	3,334	2,219
Preclinical	177	524	(347)
Discovery	4,710	3,091	1,619
Unallocated expenses:
Personnel related expenses (including stock-based compensation)	10,952	5,280	5,672
Consultant fees and other expenses	924	478	446
Total research and development expense	$43,806	$20,186	$23,620

Expenses related to our schizophrenia clinical trials increased by $13.6 million, primarily due to expenses related to ongoing enrollment of our EMERGENT and ARISE Phase 3 trials. The increase of $0.5 million in expenses related to our DRP clinical trials is primarily driven by start-up costs for our Phase 3 program evaluating KarXT for the treatment of AD psychosis in advance of the program’s planned initiation in mid-2022. The decrease of $0.1 million in expenses related to our pain clinical trial is due to unrepeated costs of closing out the Phase 1b trial in the second half of 2021. The increase of $2.2 million in formulation and CMC expenses is primarily due to an increase in manufacturing activities in 2022 to obtain sufficient supply to support current and future clinical trial activities as well as activities to support a potential future NDA filing and commercialization. The decrease of $0.3 million in expenses related to preclinical activities is primarily due to the execution of studies in early 2021 that were not repeated in 2022. The increase of $1.6 million in discovery costs is due to an increase in costs associated with our portfolio of discovery programs, including ongoing collaborations with Charles River Labs and Psychogenics, Inc. The increase of $5.7 million in personnel related costs was primarily a result of an increase in headcount and an increase of $2.4 million related to stock-based compensation expense. The increase of $0.4 million in consultant fees and other expenses was due to an increase in consulting costs not specifically allocated to discovery, preclinical, clinical, formulation and CMC activities.

General and Administrative Expenses

	Three Months Ended March 31,
	2022	2021	Change
		(in thousands)
Personnel related expenses (including stock-based compensation)	$10,169	$5,699	$4,470
Professional and consultant fees	1,876	2,333	(457)
Other	2,743	1,745	998
Total general and administrative expense	$14,788	$9,777	$5,011

The increase of $4.5 million in personnel related costs was primarily a result of an increase in headcount and an increase of $2.4 million related to stock-based compensation expense. The decrease of $0.5 million in professional and consultant fees was primarily due to timing of accounting fees, pre-commercial costs, legal costs and consulting fees related to our ongoing business activities. The increase of $1.0 million in other costs was primarily due to increased lease costs relating to the addition of the High Street Lease in Boston, Massachusetts in March 2021 as well as other infrastructure and administrative related costs to support increased headcount.

Other Income (Loss), Net

	Three Months Ended March 31,
	2022	2021	Change
		(in thousands)
Impairment loss on right-of-use assets	$—	$(677)	$677
Interest income	237	143	94
Sublease income	139	—	139
Total other income (loss), net	$376	$(534)	$910

Impairment loss on right-of-use assets for the three months ended March 31, 2021 represents impairment recognized on our right-of-use lease assets to the extent their carrying value exceeded their estimated fair value for our Arch Street facility leases in Boston, Massachusetts. See Note 9 to our consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Interest income is attributable to interest earned on our cash equivalents and available-for-sale investments. The increase of $0.1 million in interest income is primarily due to an increase in the average balance of investment securities held during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 as a result of our March 4, 2021 sale of common stock in our follow-on public offering.

Sublease income is due to the sublease of our Arch Street office space in Boston, Massachusetts, which had not yet commenced as of March 31, 2021.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. To date, we have funded our operations primarily with proceeds from the sale of redeemable convertible preferred stock, issuance of convertible notes, sales of our common stock and revenue from a license agreement. Through March 31, 2022, our operations have been financed by net proceeds of $25.7 million from the issuance of convertible notes, $91.0 million from the sale of shares of our redeemable convertible preferred stock, $93.0 million from the sale of our common stock in our initial public offering in June 2019, $234.2 million from the sale of our common stock in a follow-on public offering in November 2019, $270.0 million from the sale of our common stock in a follow-on public offering in March 2021 and $35.0 million from the Zai License Agreement in December 2021. As of March 31, 2022, we had $443.2 million in cash, cash equivalents and available-for-sale investments, and an accumulated deficit of $346.1 million.

On July 2, 2020, we filed an automatically effective registration statement on Form S-3, or the Registration Statement, with the SEC which registers the offering, issuance and sale of an unspecified amount of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into an equity distribution agreement with Goldman Sachs & Co. LLC, as sales agent, to provide for the issuance and sale by the Company of up to $150.0 million of common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus filed with the Registration Statement, or the ATM Program. As of March 31, 2022, no sales had been made pursuant to the ATM Program.

Our primary use of cash has been to fund operating expenses, which consist of research and development and general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding prepaid expenses, accounts payable and accrued expenses.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(49,803)	$(21,179)
Net cash provided by investing activities	17,796	51,097
Net cash provided by financing activities	1,257	270,823
Net increase (decrease) in cash, cash equivalents and restricted cash	$(30,750)	$300,741

Cash Flows from Operating Activities

Cash used in operating activities for the three months ended March 31, 2022 was $49.8 million, consisting of a net loss of $58.2 million, partially offset by non-cash items, including stock-based compensation expense of $10.6 million and interest expense resulting from the amortization of premiums and accretion of discounts on our available-for-sale investments of $0.3 million. The change in our net operating assets and liabilities was mainly due to a decrease in accrued expenses of $4.1 million, primarily driven by timing of payments made to CROs and CMOs in connection with our clinical trials, partially offset by a decrease in accounts receivable of $1.8 million pursuant to revenue earned under the Zai License Agreement.

Cash used in operating activities for the three months ended March 31, 2021 was $21.2 million, consisting of a net loss of $30.5 million, partially offset by non-cash items, including stock-based compensation expense of $5.8 million, and impairment loss on right-of-use assets of $0.7 million. The change in our net operating assets and liabilities was mainly due to a decrease in prepaid expenses and other current assets of $3.5 million, which was primarily driven by timing of upfront payments made to CROs and CMOs in connection with our clinical trials.

Cash Flows from Investing Activities

Cash provided by investing activities for the three months ended March 31, 2022 was $17.8 million, primarily attributable to maturities of investment securities of $66.1 million, which were partially offset by purchases of investment securities of $48.3 million.

Cash used in investing activities for the three months ended March 31, 2021 was $51.1 million, primarily attributable to the maturities of investment securities of $132.0 million, which were partially offset by purchases of investment securities of $80.9 million.

Cash Flows from Financing Activities

Cash provided by financing activities for the three months ended March 31, 2022 was $1.3 million, which was primarily attributable to proceeds received from the exercise of stock options.

Cash provided by financing activities for the three months ended March 31, 2021 was $270.8 million, which was primarily attributable to $270.0 million in net proceeds received from the sale of common stock in our follow-on public offering.

Future Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, in particular as we continue to advance our product candidates through clinical trials and prepare for commercialization. In addition, we expect to incur additional costs associated with our ongoing operations as a public company.

As of March 31, 2022, we had cash and cash equivalents and available-for-sale investments of $443.2 million. Based on our current plans, we believe that our existing cash, cash equivalents and available-for-sale investments will be sufficient to meet our anticipated operating and capital expenditure requirements for at least twelve months following the submission of an NDA for KarXT for the treatment of acute psychosis in patients with schizophrenia.

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

Cash Requirements due to Contractual Obligations and Other Commitments

In January 2020, we amended our current lease for 7,050 square feet of office space in Boston, Massachusetts, or the Arch Street Original Premises, to acquire approximately 4,175 in additional square feet, or the Arch Street Expansion Premises, and to extend the original lease term through December 2023. Remaining lease payments from April 1, 2022 through the end of the lease term total $1.5 million for both the Arch Street Original Premises and the Arch Street Expansion Premises, of which we took possession of 2,424 square feet and 1,751 square feet in March 2020 and August 2020, respectively.

In February 2020, we entered into an agreement to lease approximately 5,050 square feet of office space in Carmel, Indiana. The term of the lease commenced in June 2020 and expires in July 2023. Remaining lease payments total approximately $0.2 million through the end of the lease term.

In March 2021, we entered into an agreement to sublease approximately 25,445 square feet of office space, or the High Street Premises, from a third party in Boston, Massachusetts as part of the relocation of our corporate headquarters. The term of the sublease extends from April 1, 2021 through December 31, 2025 and provides for escalating annualized base rent payments starting at approximately $1.5 million and increasing to $1.6 million in the final year of the sublease. Remaining lease payments from April 1, 2022 through the end of the lease term total $6.0 million.

Simultaneously, in March 2021, we entered into an agreement to sublease the Arch Street Original Premises to a third party. The term of the sublease extends from July 1, 2021 through December 31, 2023.

In April 2021, we entered into an agreement, or the First Expansion Premises Sublease, to sublease approximately 1,751 square feet of the Arch Street Expansion Premises to a third party from June 1, 2021 through December 31, 2023.

In January 2022, we entered into an agreement, or the Second Expansion Premises Sublease, to sublease approximately 2,422 square feet of the Arch Street Expansion Premises to a third party from February 7, 2022 through December 31, 2023.

During the three months ended March 31, 2022, there were no other material changes to our contractual obligations and commitments described in our Annual Report, as filed with the SEC.

We enter into contracts in the normal course of business with CROs, CMOs and other third parties for clinical trials, preclinical research studies and testing and manufacturing services. These contracts are generally cancelable by us upon prior written notice. Payments due upon cancellation consist of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation, and may also include termination penalties. As of March 31, 2022 the timing, amount or likelihood of such payments are not known.

We are also party to certain license and collaboration agreements with PureTech Health and Eli Lilly and Company. We may be obligated to make certain future payments which are contingent upon future events such as our achievement of specified regulatory and commercial milestones, or royalties on net product sales under these agreements. As of March 31, 2022, we were unable to estimate the timing or likelihood of achieving these milestones or generating future product sales.

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
Revenue
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and available-for-sale investment securities of $443.2 million as of March 31, 2022, which consisted primarily of money market funds and investment securities, largely composed of U.S. Treasuries and investment grade, short to intermediate term fixed income securities.

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

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the three months ended March 31, 2022 and 2021.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

KARUNA THERAPEUTICS, INC.

Date: May 5, 2022	By:	/s/ Steven Paul, M.D.
Steven Paul, M.D.
Chief Executive Officer, President and Chairman (Principal Executive Officer)

Date: May 5, 2022	By:	/s/ Troy Ignelzi
Troy Ignelzi
Chief Financial Officer (Principal Financial and Accounting Officer)