Form 10-Q
period 2022-09-30
Karuna Therapeutics, Inc.
filed 2022-11-03
CIK 1771917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 31, 2022, the registrant had 34,362,777 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

KARUNA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$628,317	$206,953
Investment securities, available-for-sale	563,717	287,038
Accounts receivable	81	1,750
Prepaid expenses and other current assets	27,035	21,138
Deferred offering costs	528	455
Total current assets	1,219,678	517,334
Restricted cash	261	261
Right-of-use lease assets - operating, net	5,131	6,453
Property and equipment, net	2,919	3,092
Other non-current assets	423	531
Total assets	$1,228,412	$527,671
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,716	$1,939
Accrued expenses	22,751	16,099
Current portion of operating lease liability	2,278	2,175
Total current liabilities	40,745	20,213
Operating lease liability, net of current portion	3,608	5,328
Other non-current liabilities	104	104
Total liabilities	44,457	25,645
Commitments and Contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and 0 shares outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at September 30, 2022 and December 31, 2021; 34,345,991 and 29,770,558 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	3	3
Additional paid-in capital	1,675,645	790,391
Accumulated deficit	(487,995)	(287,871)
Accumulated other comprehensive loss	(3,698)	(497)
Total stockholders’ equity	1,183,955	502,026
Total liabilities and stockholders’ equity	$1,228,412	$527,671

The accompanying notes are an integral part of these consolidated financial statements

Karuna Therapeutics, Inc.

CONSOLIDATED Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
License and other revenue	$81	$—	$5,359	$—
Operating expenses:
Research and development	61,950	38,775	158,243	83,108
General and administrative	19,125	12,393	51,756	32,554
Total operating expenses	81,075	51,168	209,999	115,662
Loss from operations	(80,994)	(51,168)	(204,640)	(115,662)
Other income (loss), net:
Interest income	3,884	114	4,611	363
Sublease income	147	122	433	131
Impairment loss on right-of-use assets	—	—	—	(677)
Total other income (loss), net	4,031	236	5,044	(183)
Net loss before income taxes	(76,963)	(50,932)	(199,596)	(115,845)
Income tax provision	—	—	(528)	—
Net loss attributable to common stockholders	$(76,963)	$(50,932)	$(200,124)	$(115,845)
Net loss per share, basic and diluted (Note 6)	$(2.38)	$(1.72)	$(6.52)	$(4.00)
Weighted average common shares outstanding used in computing net loss per share, basic and diluted	32,349,111	29,572,289	30,693,117	28,953,654

The accompanying notes are an integral part of these consolidated financial statements

Karuna Therapeutics, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(76,963)	$(50,932)	$(200,124)	$(115,845)
Other comprehensive loss:
Unrealized losses on available-for-sale investments	(703)	(30)	(3,201)	(74)
Comprehensive loss	$(77,666)	$(50,962)	$(203,325)	$(115,919)

The accompanying notes are an integral part of these consolidated financial statements

Karuna Therapeutics, Inc.

CONSOLIDATED Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Value	Capital	Deficit	Loss	Equity
Balance, December 31, 2021	29,770,558	$3	$790,391	$(287,871)	$(497)	$502,026
Stock-based compensation expense	—	—	22,768	—	—	22,768
Exercise of common options	162,545	—	6,274	—	—	6,274
Other comprehensive loss	—	—	—	—	(2,498)	(2,498)
Net loss	—	—	—	(123,161)	—	(123,161)
Balance, June 30, 2022	29,933,103	$3	$819,433	$(411,032)	$(2,995)	$405,409
Issuance of common stock upon public offering, net of $43,125 in under-writing discounts and commissions and $328 in offering costs	4,011,628	—	819,047	—	—	819,047
Stock-based compensation expense	—	—	12,021	—	—	12,021
Exercise of common options	401,260	—	25,144	—	—	25,144
Other comprehensive loss	—	—	—	—	(703)	(703)
Net loss	—	—	—	(76,963)	—	(76,963)
Balance, September 30, 2022	34,345,991	$3	$1,675,645	$(487,995)	$(3,698)	$1,183,955

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Value	Capital	Deficit	Income (loss)	Equity
Balance, December 31, 2020	26,988,458	$3	$482,955	$(144,066)	$39	$338,931
Issuance of common stock upon public offering, net of $17,250 in under-writing discounts and commissions and $233 in offering costs	2,395,834	—	270,017	—	—	270,017
Stock-based compensation expense	—	—	13,288	—	—	13,288
Exercise of common options	159,518	—	3,059	—	—	3,059
Other comprehensive loss	—	—	—	—	(44)	(44)
Net loss	—	—	—	(64,913)	—	(64,913)
Balance, June 30, 2021	29,543,810	$3	$769,319	$(208,979)	$(5)	$560,338
Stock-based compensation expense	—	—	8,203	—	—	8,203
Exercise of common options	62,195	—	749	—	—	749
Other comprehensive loss	—	—	—	—	(30)	(30)
Net loss	—	—	—	(50,932)	—	(50,932)
Balance, September 30, 2021	29,606,005	$3	$778,271	$(259,911)	$(35)	$518,328

The accompanying notes are an integral part of these consolidated financial statements

Karuna Therapeutics, Inc.

CONSOLIDATED Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(200,124)	$(115,845)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	34,789	21,491
Impairment loss on right-of-use assets	—	677
Amortization of premiums and accretion of discounts on investment securities	(327)	735
Depreciation and amortization expense	807	270
Changes in operating assets and liabilities:
Accrued interest on investment securities	(399)	156
Accounts receivable	1,669	—
Prepaid expenses and other current assets	(5,897)	(8,397)
Right-of-use assets	1,322	1,004
Other non-current assets	108	(508)
Accounts payable	13,777	1,005
Accrued expenses	6,643	6,134
Operating lease liability	(1,617)	(706)
Other non-current liabilities	—	104
Net cash used in operating activities	(149,249)	(93,880)

Cash flows from investing activities
Purchases of investment securities	(459,353)	(289,504)
Maturities of investment securities	180,199	302,149
Sales of investment securities	—	8,990
Acquisition of property and equipment	(625)	(2,303)
Net cash (used in) provided by investing activities	(279,779)	19,332

Cash flows from financing activities
Proceeds from public offering, net of underwriting discounts and commissions	819,375	270,250
Payment of offering costs	(401)	(233)
Proceeds from exercise of stock options	31,418	3,808
Net cash provided by financing activities	850,392	273,825
Net increase in cash, cash equivalents and restricted cash	421,364	199,277
Cash, cash equivalents and restricted cash at beginning of period	207,214	53,205
Cash, cash equivalents and restricted cash at end of period	$628,578	$252,482

Supplemental disclosures of cash flows information
Purchases of property and equipment included in accounts payable and accrued expenses	$9	$499
Lease liabilities arising from obtaining right-of-use assets	$—	$6,040

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

On July 2, 2020, the Company filed an automatically effective registration statement on Form S-3 (the "Registration Statement"), with the Securities and Exchange Commission ("SEC") which registers the offering, issuance and sale of an unspecified amount of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. On August 9, 2022, the Company completed a follow-on public offering under the Registration Statement and a related prospectus supplement in which it issued and sold 4,011,628 shares of common stock, including full exercise of the underwriters’ over-allotment option to purchase an additional 523,255 shares of common stock, at a public offering price of $215 per share. The aggregate net proceeds to the Company from the offering, inclusive of proceeds from the over-allotment exercise, were $819.1 million after deducting underwriting discounts and commissions of $43.1 million and offering expenses of $0.3 million.

The Company’s consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company experienced negative operating cash flows of $149.2 million for the nine months ended September 30, 2022 and had an accumulated deficit of $488.0 million as of September 30, 2022. The Company expects to continue to generate operating losses for the foreseeable future.

The Company expects that its cash, cash equivalents and available-for-sale investments of $1,192.0 million as of September 30, 2022 will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the date of issuance of these consolidated financial statements.

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

The accompanying consolidated balance sheet as of September 30, 2022 and the consolidated statements of operations, comprehensive loss, and stockholders’ equity for the three and nine months ended September 30, 2022 and 2021, and the statements of cash flow for the nine months ended September 30, 2022 and 2021 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2022 and the results of its operations for the three and nine months ended September 30, 2022 and 2021 and cash flows for the nine months ended September 30, 2022 and 2021. Certain information and footnote disclosures typically included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these unaudited consolidated interim financial statements should be read in conjunction with the Company’s consolidated financial statements as of and for the year ended December 31, 2021. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period.

Note 2. Summary of Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2021, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K. During the three and nine months ended September 30, 2022, there were no material changes to the Company’s significant accounting policies.

Recently Issued Accounting Pronouncements

New pronouncements issued but not effective until after September 30, 2022 are not expected to have a material impact on the Company’s consolidated financial statements.

Note 3. Prepaid Expenses and Other Assets and Accrued Expenses

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Research and development expenses	$20,642	$18,066
Insurance	3,711	2,364
Other	2,682	708
Total prepaid expenses and other current assets	$27,035	$21,138

The Company also had other non-current assets of $0.4 million as of September 30, 2022 and $0.5 million as of December 31, 2021. As of September 30, 2022, other non-current assets consisted of a security deposit of $0.4 million and less than $0.1 million in prepaid expenses, as well as less than $0.1 million in deferred rent. As of December 31, 2021, other non-current assets consisted of a security deposit of $0.4 million, $0.1 million in prepaid expenses, and less than $0.1 million in deferred rent.

Accrued expenses consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Research and development expenses	$11,570	$8,316
Payroll and related expenses	8,594	6,989
Professional fees	2,201	543
Other	386	251
Total accrued expenses	$22,751	$16,099

Note 4. Stockholders’ Equity

Preferred Stock

On July 2, 2019, in connection with the closing of the Company’s initial public offering of its common stock ("IPO"), the Company filed its amended and restated Certificate of Incorporation, which authorizes the Company to issue up to 10,000,000 shares of preferred stock, $0.0001 par value per share. Through September 30, 2022, no preferred stock has been issued.

Common Stock

As of September 30, 2022, the Company’s amended and restated Certificate of Incorporation authorized the Company to issue 150,000,000 shares of common stock, $0.0001 par value per share.

Holders of the common stock are entitled to one vote for each share of common stock held at all meetings of stockholders and written actions in lieu of meetings. The holders of common stock are entitled to receive dividends out of funds legally available, as declared by the board of directors. These dividends are subject to the preferential dividend rights of the holders of the Company’s preferred stock. Through September 30, 2022, no cash dividends have been declared or paid.

As of September 30, 2022, there were 34,345,991 shares of common stock outstanding.

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

Under the terms of the Zai License Agreement, the Company received a non-refundable $35.0 million upfront payment and payment of certain taxes on its behalf. The Zai License Agreement also provides that the Company is eligible to receive total development and regulatory milestone payments of up to $80.0 million, total sales milestone payments of up to $72.0 million and low double-digit to high-teens tiered royalties based on annual net sales of KarXT in the Licensed Territory, subject to reduction under specified circumstances. Receipt of sales milestone payments and royalties are not contingent on any further participation by the Company in the development of KarXT in the Licensed Territory.

The Zai License Agreement will expire upon the latest of the following dates with respect to the last licensed product in any region in the Licensed Territory: (i) the date of expiration of the last valid claim covering such licensed product in such region, (ii) the date that is a specific period after the date of the first commercial sale of such licensed product in such region and (iii) the expiration date of any regulatory exclusivity for such licensed product in such region. Zai may terminate the Zai License Agreement for convenience, subject to the terms thereto, by providing written notice to the Company, which termination will be effective following a prescribed notice period. In addition, the Company may terminate the Zai License Agreement under specified circumstances if Zai or certain other parties challenge the Company’s patent rights or if Zai or its affiliates fail to complete certain development activities with respect to the licensed product for a specified period of time, subject to specified exceptions. Either party may terminate the Zai License Agreement for the other party’s uncured material breach, with a customary notice and cure period, or insolvency.

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

Under the terms of the Zai License Agreement, Zai has the sole right to manufacture, or have manufactured, KarXT for use in development and commercialization in the Licensed Territory. At the election of Zai, the Company may supply KarXT to Zai at the fully burdened manufacturing cost plus a specified margin, as defined within the Zai License Agreement. This provision was determined to be an option to acquire additional goods or services at a price that approximates the stand-alone selling price for that good or service, and therefore does not represent a material right, or separate performance obligation, within the context of the Zai License Agreement. For the three and nine months ended September 30, 2022, the Company recognized less than $0.1 million in revenue associated with sales of clinical drug supply to Zai.

The Company determined the transaction price of the Zai License Agreement was equal to $37.0 million, which includes the upfront fee of $35.0 million and payments to taxing authorities on the Company’s behalf. In estimating the stand-alone selling price, the Company determined that there were no significant financing components, noncash consideration or amounts that may be refunded to the customer, and as such the total unconstrained consideration of $37.0 million was included in the total transaction price.

License of Intellectual Property. The license to the Company's intellectual property represents a distinct performance obligation. The license was transferred to Zai in the fourth quarter of 2021 to satisfy this performance obligation. The Company allocated the full transaction price to the license of the Company's intellectual property and accordingly recognized revenue of $37.0 million as license revenue in its Consolidated Statement of Operations for the year ended December 31, 2021.

Milestone Payments. The potential development and regulatory milestone payments, as well as sales milestone payments, are paid upon achievement of certain milestones as defined in the Zai License Agreement. For the nine months ended September 30, 2022, the Company recognized $5.3 million in license revenue for certain development milestones and related payments to taxing authorities on the Company's behalf, and recorded $0.5 million in foreign tax expense to income tax provision. For the three months ended September 30, 2022, there was no revenue related to milestone payments recognized pursuant to the Zai License Agreement.

For all remaining development and regulatory milestones, which, as of September 30, 2022, can total up to $75 million, it was determined that their achievement is highly dependent on factors outside of the Company's control. These payments have been fully constrained until the Company concludes that achievement of the milestone is probable, and that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods, and as such have been excluded from the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint and, if necessary, adjust its estimate of the overall transaction price.

As of September 30, 2022, the Company has not recognized any revenue associated with sales milestones.

Royalties. Any consideration related to royalties will be recognized if and when the related sales occur, as they were determined to relate predominantly to the license granted to Zai and, therefore, have also been excluded from the transaction price. No royalty revenue was recognized during the three and nine months ended September 30, 2022.

There was no deferred revenue as of September 30, 2022 or December 31, 2021 related to the Zai License Agreement.

Note 6. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share of common stock for the three and nine months ended September 30, 2022 and 2021 (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net Loss	$(76,963)	$(50,932)	$(200,124)	$(115,845)
Weighted-average shares used in computing net loss per share	32,349,111	29,572,289	30,693,117	28,953,654
Net loss per share, basic and diluted	$(2.38)	$(1.72)	$(6.52)	$(4.00)

The Company’s potentially dilutive securities, which consist of stock options, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

Common Stock Equivalents

As of September 30, 2022 and 2021, stock options to purchase 5,561,493 and 5,231,877 shares of common stock, respectively, have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive impact.

Note 7. Stock-based Compensation

Stock Options

In September 2009, the Company’s board of directors approved the 2009 Stock Incentive Plan (the “2009 Plan”) which provided for the grant of incentive stock options to employees and non-statutory stock options to directors, consultants, and non-employees of the Company. The 2009 Plan terminated in July 2019 effective upon the completion of the Company’s IPO. No additional options will be granted under the 2009 Plan. As of September 30, 2022, there were 2,200,143 options outstanding under the 2009 Plan.

In May 2019, the Company’s board of directors approved the 2019 Stock Option and Incentive Plan (the “2019 Plan”) which became effective on June 26, 2019, the date immediately prior to the date on which the registration statement related to the IPO was declared effective by the SEC. The 2019 Plan will expire in May 2029. Under the 2019 Plan, the Company may grant incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units ("RSUs") and other stock-based awards. There were 1,709,832 shares of the Company’s common stock initially reserved for issuance under the 2019 Plan. The number of shares of common stock underlying awards that expire, or are terminated, surrendered, canceled or forfeited without having been fully exercised under the 2009 Plan will be added to the shares of common stock available for issuance under the 2019 Plan. In addition, the number of shares of common stock that may be issued under the 2019 Plan automatically increases on January 1 of each calendar year, commencing on January 1, 2020, by 4% of the number of shares of common stock outstanding on the immediately preceding December 31 or such lesser amount determined by the Company’s board of directors or the compensation committee of the board of directors. As of September 30, 2022, there were 1,795,714 common shares available for issuance and 3,361,350 options outstanding under the 2019 Plan.

Options under the 2019 Plan generally vest based on the grantee’s continued service with the Company during a specified period following a grant as determined by the board of directors and expire ten years from the grant date. Awards typically vest in four years, but vesting conditions can vary based on the discretion of the Company’s board of directors.

A summary of the Company’s stock option activity and related information is as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	5,323,162	$50.04	7.7	$431,456
Granted	880,935	117.39
Exercised	(563,805)	55.73
Forfeited	(78,799)	111.47
Outstanding as of September 30, 2022	5,561,493	$59.26	7.4	$922,209
Options vested and expected to vest as of September 30, 2022	5,561,493	$59.26	7.4	$922,209
Options exercisable as of September 30, 2022	3,477,569	$28.44	6.5	$683,325

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the publicly traded stock price of the Company’s common stock as of September 30, 2022.

As of September 30, 2022, there was $119.0 million of unrecognized compensation cost, which is expected to be recognized over a weighted-average period of 2.8 years.

Stock-based Compensation Expense

Stock-based compensation expense is classified in the statements of operations for the three and nine months ended September 30, 2022 and 2021 as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
General and administrative	$6,590	$4,996	$19,649	$13,388
Research and development	5,431	3,207	15,140	8,103
Total stock-based compensation expense	$12,021	$8,203	$34,789	$21,491

Note 8. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s assets as of September 30, 2022 and December 31, 2021 that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurement
	at September 30, 2022 Using
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$491,962	$—	$—	$491,962
Commercial paper	126,314	—	—	126,314
Investment securities:
US Treasuries	275,848	—	—	275,848
US government agencies	107,710	—	—	107,710
Corporate debt securities	—	40,681	—	40,681
Commercial paper	—	139,478	—	139,478
Total	$1,001,834	$180,159	$—	$1,181,993

	Fair Value Measurement
	at December 31, 2021 Using
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$199,019	$—	$—	$199,019
Investment securities:
U.S. Treasuries	100,043	—	—	100,043
Corporate debt securities	—	55,744	—	55,744
Commercial paper	—	131,251	—	131,251
Total	$299,062	$186,995	$—	$486,057

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

The estimated fair value and amortized cost of the Company’s available-for-sale investments, by contractual maturity and security type, are summarized as follows (in thousands):

	September 30, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
US Treasuries (due within one year)	$210,067	$15	$(1,950)	$208,132
US Treasuries (due after one year and less than three years)	68,777	—	(1,061)	67,716
US government agencies (due within one year)	90,980	12	(105)	90,887
US government agencies (due after one year and less than two years)	16,855	3	(35)	16,823
Corporate debt securities (due within one year)	40,948	—	(267)	40,681
Commercial paper (due within one year)	139,788	—	(310)	139,478
Total	$567,415	$30	$(3,728)	$563,717

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasuries (due within one year)	$15,137	$—	$(12)	$15,125
U.S. Treasuries (due after one year and less than two years)	85,277	—	(359)	84,918
Corporate debt securities (due within one year)	45,510	—	(57)	45,453
Corporate debt securities (due after one year and less than two years)	10,338	—	(47)	10,291
Commercial paper (due within one year)	131,273	5	(27)	131,251
Total	$287,535	$5	$(502)	$287,038

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

Unrealized losses on available-for-sale securities presented in the previous table have not been recognized in the consolidated statements of operations because the securities are high credit quality, investment grade securities that the Company does not intend to sell and will not be required to sell prior to their anticipated recovery, and the decline in fair value is attributable to factors other than credit losses. Based on its evaluation, the Company determined its year-to-date credit losses related to its available-for-sale securities were immaterial at September 30, 2022 and December 31, 2021.

Note 9. Commitments and Contingencies

Leases

The Company entered into an agreement to lease approximately 7,050 square feet of office space in Boston, Massachusetts (“Arch Street Original Premises”) that began in December 2018 and had an original expiry in February 2023. In January 2020, the Company entered into an amended agreement (“Amended Arch Street Lease Agreement”) to gain access to approximately 4,175 square feet of additional office space (“Arch Street Expansion Premises”) beginning in March 2020, and to extend the maturity of the agreement for the Arch Street Original Premises to December 2023. The Amended Arch Street Lease Agreement provides for future minimum annual rental payments as defined within the agreement. Under the terms of the Amended Arch Street Lease Agreement, the Company is required to maintain a cash balance of $0.2 million to secure a letter of credit associated with this lease. The amount was classified as restricted cash in the consolidated balance sheets as of September 30, 2022 and December 31, 2021. The Amended Arch Street Lease Agreement also provides for approximately $0.1 million in leasehold incentives which may be applied to base rent or improvements to the Arch Street Expansion Premises, subject to limitations.

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

In March 2021, the Company entered into an agreement (“High Street Lease”) to sublease from a third party approximately 25,445 square feet of office space in Boston, Massachusetts, beginning on April 1, 2021 and expiring December 31, 2025. The initial fixed rental rate is $60 per rentable square foot of the premises per annum and will increase at a rate of $1 per rentable square foot each year, with base rent first becoming due on July 1, 2021. Upon signing of the High Street Lease, the Company was also required to pay the first full monthly installment of base rent of $0.1 million and a security deposit of $0.4 million. The security deposit was recorded within other non-current assets on the consolidated balance sheets as of September 30, 2022 and December 31, 2021. The first monthly installment was included as an adjustment to the ROU asset recognized upon commencement of the lease. The Company recognized an ROU asset and corresponding lease liability of approximately $6.2 million and $6.0 million, respectively, on its consolidated balance sheet as of April 1, 2021, upon commencement of the High Street Lease.

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

Simultaneous with the High Street Lease, the Company entered into an agreement (“Arch Street Original Premises Sublease”) to sublease approximately 7,050 square feet of its former Arch Street Boston headquarters to a third party from July 1, 2021 through the remainder of its current lease term, which ends on December 31, 2023. The initial fixed rental rate is $59 per rentable square foot of the premises per annum, and will increase at a rate of 2% per year, with base rent first becoming due on October 1, 2021. Upon signing of the Arch Street Original Premises Sublease, the agreement required a security deposit of $0.1 million which has been recorded within restricted cash on the consolidated balance sheet as of September 30, 2022.

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

The components of lease cost were as follows (dollar amounts in thousands):

	Nine Months Ended September 30,
	2022	2021
Lease Cost
Operating lease cost	$1,613	$1,288
Short-term lease cost	—	—
Sublease income	(433)	(131)
Total lease cost	$1,180	$1,157

Other Information
Cash paid for amounts included in the measurement of lease liabilities	$1,908	$991
Operating lease liabilities arising from obtaining right-of-use assets	—	6,040
Weighted-average remaining lease term	2.85 years	3.72 years
Weighted-average discount rate	5.88%	5.90%

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities and a reconciliation to present value of lease liabilities as of September 30, 2022 (in thousands):

Year ended:
December 31, 2022	$639
December 31, 2023	2,520
December 31, 2024	1,597
December 31, 2025	1,622
Total future minimum lease payments	6,378
Less imputed interest	(492)
Present value of lease liabilities	$5,886

The following summarizes the annual undiscounted cash flows to be received from subleases as of September 30, 2022 (in thousands):

Year ended:
December 31, 2022	$160
December 31, 2023	648
Total future sublease payments to be received	$808

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

The initial upfront payment of $0.1 million was expensed when incurred in May 2012. As of September 30, 2022, no regulatory or commercial milestones have been reached and, accordingly, no milestone payments have been made.

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

During the year ended December 31, 2021, the Company paid less than $0.1 million in sublicense income associated with the Zai License Agreement to PureTech Health. In December 2020, the Company paid $2.0 million to PureTech Health, having reached the milestone of Phase 3 clinical trial commencement. As of September 30, 2022, the remaining development and regulatory milestone payments under the Patent License Agreement total up to $8.0 million. The Company had no outstanding liabilities to PureTech Health related to the Patent License Agreement as of September 30, 2022 and December 31, 2021.

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

Litigation

The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities as of September 30, 2022.

Note 10. 401(k) Savings Plan

The Company has a 401(k) retirement plan in which substantially all U.S. employees are eligible to participate. Eligible employees may elect to contribute up to the maximum limits, as set by the Internal Revenue Service, of their eligible compensation. The total contribution expense for the Company was $0.7 million and $0.4 million for the nine months ended September 30, 2022 and 2021, respectively.

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

The EMERGENT program is our clinical program evaluating KarXT for the treatment of schizophrenia as a monotherapy, and includes our completed positive Phase 2 EMERGENT-1 and Phase 3 EMERGENT-2 trials and three ongoing Phase 3 trials (EMERGENT-3, EMERGENT-4, and EMERGENT-5). In August 2022, we announced positive topline results from our Phase 3 EMERGENT-2 trial evaluating the efficacy, safety and tolerability of KarXT compared to placebo for the treatment of acute psychosis in adults with schizophrenia. KarXT met the primary endpoint, demonstrating a statistically significant and clinically meaningful 9.6-point reduction in Positive and Negative Syndrome Scale, or PANSS, total score compared to placebo at Week 5 (Cohen’s d effect size of 0.61). KarXT also demonstrated an early and sustained statistically significant reduction of symptoms, as assessed by PANSS total score, starting at Week 2 and maintained such reduction through all timepoints in the trial. KarXT also met key secondary endpoints, demonstrating a statistically significant 2.9-point reduction in the PANSS positive symptoms subscale, a 1.8-point reduction in PANSS negative symptoms subscale and a 2.2-point reduction in PANSS negative Marder factor subscale. We are evaluating the exploratory cognitive endpoint in EMERGENT-2, and plan to provide these results in the future.

KarXT was generally well tolerated in the EMERGENT-2 trial. Overall discontinuation rates were similar between KarXT and placebo groups (25% vs. 21%). The overall treatment-emergent adverse events, or TEAEs, rate for KarXT and placebo was 75% and 58%, respectively. TEAEs associated with KarXT were mild to moderate in severity, time limited, and resolved with repeated dosing, consistent with prior trials. Discontinuation rates related to TEAEs were similar between KarXT (7%) and placebo (6%), and equal rates of serious TEAEs were observed between KarXT and placebo (2% in each group) and included suicidal ideation, worsening of schizophrenia symptoms, and appendicitis. None of the serious TEAEs were determined to be drug related.

Following the positive results of EMERGENT-1 in November 2019, we had an End-of-Phase 2 meeting with the U.S. Food and Drug Administration, or FDA, in which the FDA indicated that our completed Phase 2 EMERGENT-1 trial, along with one successful Phase 3 efficacy and safety trial, and additional safety data to meet regulatory requirements, would be acceptable to support a New Drug Application, or NDA, submission in schizophrenia. As a result of our recently completed Phase 3 EMERGENT-2 trial, we plan to submit our NDA for KarXT for the treatment of schizophrenia to the FDA in mid-2023. We define mid-year as the second and third quarters of a calendar year.

In addition to our completed Phase 2 EMERGENT-1 and Phase 3 EMERGENT-2 trials, our EMERGENT program includes the following ongoing Phase 3 trials:

•
EMERGENT-3: A five-week inpatient trial evaluating the efficacy and safety of KarXT compared to placebo in 246 adults with schizophrenia, conducted in the United States and Ukraine. We completed enrollment of EMERGENT-3 in the fourth quarter of 2022 and we anticipate topline data in the first quarter of 2023.
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

In addition to the EMERGENT program, we plan to initiate the PENNANT trial, a three-year, open-label, outpatient Phase 3b trial evaluating the long-term safety, tolerability and efficacy of KarXT in up to 380 adults with schizophrenia in the United States. Data from the trial will provide insight into the long-term use of KarXT over the period of multiple years. We expect to initiate the PENNANT trial in the fourth quarter of 2022.

Given the unique mechanism of action of KarXT in comparison to existing standard of care therapies, we believe there is the potential for therapeutic benefit as both a monotherapy and as an adjunctive therapy for the treatment of schizophrenia. In November 2021, we initiated our Phase 3 ARISE trial evaluating the safety and efficacy of KarXT compared to placebo as an adjunctive treatment in adults with schizophrenia who have an inadequate response to their current antipsychotic therapy. This six-week, 1:1 randomized, double-blind, placebo-controlled Phase 3 trial is designed to enroll approximately 400 adults with schizophrenia who have not achieved an adequate response to their current atypical antipsychotic treatment. The primary outcome measure of the trial is change in PANSS total score of KarXT compared to placebo at week 6. Upon completion of the trial at week 6, participants have the opportunity to enroll in our ARISE-2 trial, an on-going 52-week outpatient, open-label extension trial evaluating the long-term safety and tolerability of KarXT when dosed with atypical antipsychotic treatment. We anticipate topline data from the ARISE trial in the first half of 2024.

We are also developing KarXT as a potential treatment for dementia-related psychosis, or DRP, with an initial focus on psychosis related to AD. The ADEPT program, which is the clinical program evaluating KarXT as a potential treatment for psychosis related to AD, will consist of three Phase 3 trials: ADEPT-1, ADEPT-2 and ADEPT-3. In August 2022, we initiated our Phase 3 ADEPT-1 trial evaluating the efficacy and safety of KarXT compared to placebo in adults with moderate to severe psychosis related to AD. This trial consists of a 12-week, single-blind treatment period, followed by a 26-week, double-blind, randomized withdrawal period in which subjects who meet the response criteria will be randomized to receive KarXT or placebo. The single-blind treatment period is designed to enroll approximately 400 adults with AD, between 55 and 90 years old, with moderate to severe hallucinations or delusions, who are living at home or at an assisted living facility. The primary objective of this trial is to evaluate relapse prevention as measured by time from randomization to relapse during the 26-week, double-blind period.

In addition, in 2023 we plan to initiate our Phase 3 ADEPT-2 and ADEPT-3 trials. ADEPT-2 will be a 12-week, flexible-dose, double-blind, placebo-controlled trial evaluating the efficacy and safety of KarXT versus placebo, and ADEPT-3 will be an open-label extension trial of ADEPT-1 and ADEPT-2 evaluating the long-term safety of KarXT in adults with psychosis related to AD. We anticipate topline data from both the ADEPT-1 and ADEPT-2 trials in 2025. Our initial focus on the AD dementia subtype of DRP reflects various strategic development, regulatory and commercial considerations, and we remain interested in exploring KarXT in other dementia subtypes in future development programs.

Since our inception in 2009, we have focused substantially all of our efforts and financial resources on organizing and staffing our company, acquiring and developing our technology, raising capital, building our intellectual property portfolio, undertaking preclinical studies and clinical trials and providing general and administrative support for these activities.

We have never generated revenue from product sales and have incurred significant net losses since inception. Our net losses were $200.1 million and $115.9 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $488.0 million. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our operating expenses and capital expenditures will increase substantially, particularly as we:

•
invest significantly to further develop and potentially commercialize KarXT for our current and future indications;
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

On August 9, 2022, we completed a follow-on public offering in which we issued and sold 4,011,628 shares of common stock, including full exercise of the underwriters’ over-allotment option to purchase an additional 523,255 shares of common stock, at a public offering price of $215 per share. The aggregate net proceeds to us from the offering, inclusive of proceeds from the over-allotment exercise, were $819.1 million after deducting underwriting discounts and commissions of $43.1 million and offering expenses of $0.3 million. As of September 30, 2022, we had cash, cash equivalents and available-for-sale investments of $1,192.0 million. We believe that our existing cash, cash equivalents and available-for-sale investments will be sufficient to meet our anticipated operating and capital expenditure requirements through the end of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources.”

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

Our revenue to date has been derived from payments under our license agreement, or the Zai License Agreement, with Zai Lab (Shanghai) Co., Ltd., or Zai. We may also generate revenue in the future from payments under the Zai License Agreement or as a result of any other license or collaboration agreements for any of our product candidates or intellectual property. For the nine months ended September 30, 2022, we recognized revenue of $5.3 million under the Zai License Agreement, and less than $0.1 million associated with the sale of clinical drug supply to Zai. We cannot provide assurance as to the timing of future milestone or royalty payments under the Zai License Agreement, or that we will receive any of these payments at all. We generated no revenue from license or collaboration agreements in the three or nine months ended September 30, 2021.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Schizophrenia clinical trials	$27,792	$21,520	$72,791	$39,220
Dementia-related psychosis clinical trials	1,854	198	3,802	1,596
Pain clinical trial	—	(34)	—	143
CMC and formulation	8,301	3,883	21,674	9,460
Preclinical	526	993	1,522	1,736
Discovery	5,979	3,538	14,328	9,680
Unallocated expenses	17,498	8,677	44,126	21,273
Total research and development expense	$61,950	$38,775	$158,243	$83,108

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

Income Tax Provision

Income tax expense of $0.5 million for the nine months ended September 30, 2022 was related to foreign income taxes related to license revenue recognized under the Zai License Agreement.

Results of Operations

Comparison of the three months ended September 30, 2022 and 2021

	Three Months Ended September 30,
	2022	2021	Change
		(in thousands)
License and other revenue	$81	$—	$81
Operating expenses:
Research and development	61,950	38,775	23,175
General and administrative	19,125	12,393	6,732
Total operating expenses	81,075	51,168	29,907
Loss from operations	(80,994)	(51,168)	(29,826)
Total other income, net	4,031	236	3,795
Income tax provision	—	—	—
Net loss attributable to common stockholders	$(76,963)	$(50,932)	$(26,031)

Research and Development Expenses

	Three Months Ended September 30,
	2022	2021	Change
		(in thousands)
Direct research and development expenses:
Schizophrenia clinical trials	$27,792	$21,520	$6,272
Dementia-related psychosis clinical trials	1,854	198	1,656
Pain clinical trial	—	(34)	34
CMC and formulation	8,301	3,883	4,418
Preclinical	526	993	(467)
Discovery	5,979	3,538	2,441
Unallocated expenses:
Personnel related expenses (including stock-based compensation)	15,337	8,175	7,162
Consultant fees and other expenses	2,161	502	1,659
Total research and development expense	$61,950	$38,775	$23,175

Expenses related to our schizophrenia clinical trials increased by $6.3 million, primarily due to expenses related to close out costs for the EMERGENT-2 trial and enrollment costs related to our ongoing EMERGENT and ARISE Phase 3 trials. The increase of $1.7 million in expenses related to our DRP clinical trials is primarily driven by the initiation of the ADEPT-1 Phase 3 trial in the third quarter of 2022. The increase of $4.4 million in formulation and CMC expenses is primarily due to an increase in manufacturing activities in 2022 to obtain sufficient supply of KarXT to support current and future clinical trial activities as well as activities to support a planned NDA submission and potential commercialization. The decrease of $0.5 million in expenses related to preclinical activities is primarily due to the timing and execution of studies throughout 2022. The increase of $2.4 million in discovery costs is due to an increase in costs associated with our portfolio of discovery programs, including ongoing collaborations with Charles River Labs and Psychogenics, Inc. The increase of $7.2 million in personnel related costs was primarily a result of an increase in headcount and an increase of $2.2 million related to stock-based compensation expense. The increase of $1.7 million in consultant fees and other expenses was due to an increase in consulting costs not specifically allocated to discovery, preclinical, clinical, formulation and CMC activities.

General and Administrative Expenses

	Three Months Ended September 30,
	2022	2021	Change
		(in thousands)
Personnel related expenses (including stock-based compensation)	$11,548	$7,067	$4,481
Professional and consultant fees	4,546	2,971	1,575
Other	3,031	2,355	676
Total general and administrative expense	$19,125	$12,393	$6,732

The increase of $4.5 million in personnel related costs was primarily a result of an increase in headcount and an increase of $1.6 million related to stock-based compensation expense. The increase of $1.6 million in professional and consultant fees was primarily due to an increase in pre-commercial costs, accounting fees, legal costs and consulting fees related to our ongoing business activities. The increase of $0.7 million in other costs was primarily due to infrastructure and administrative related costs to support increased headcount.

Other Income (Loss), Net

	Three Months Ended September 30,
	2022	2021	Change
		(in thousands)
Interest income	$3,884	$114	$3,770
Sublease income	147	122	25
Total other income, net	$4,031	$236	$3,795

Interest income is attributable to interest earned on our cash equivalents and available-for-sale investments. The increase of $3.8 million in interest income is primarily due to an increase in our cash equivalents and investment securities held, as well as an increase interest rates on such instruments, during the three months ended September 30, 2022 compared to the three months ended September 30, 2021.

The increase in sublease income is due to the sublease of additional space within our Arch Street office space in Boston, Massachusetts in the first quarter of 2022.

Comparison of the nine months ended September 30, 2022 and 2021

	Nine Months Ended September 30,
	2022	2021	Change
		(in thousands)
License and other revenue	$5,359	$—	$5,359
Operating expenses:
Research and development	158,243	83,108	75,135
General and administrative	51,756	32,554	19,202
Total operating expenses	209,999	115,662	94,337
Loss from operations	(204,640)	(115,662)	(88,978)
Total other income (loss), net	5,044	(183)	5,227
Income tax provision	(528)	—	(528)
Net loss attributable to common stockholders	$(200,124)	$(115,845)	$(84,279)

Research and Development Expenses

	Nine Months Ended September 30,
	2022	2021	Change
		(in thousands)
Direct research and development expenses:
Schizophrenia clinical trials	$72,791	$39,220	$33,571
Dementia-related psychosis clinical trials	3,802	1,596	2,206
Pain clinical trial	—	143	(143)
CMC and formulation	21,674	9,460	12,214
Preclinical	1,522	1,736	(214)
Discovery	14,328	9,680	4,648
Unallocated expenses:
Personnel related expenses (including stock-based compensation)	38,594	19,800	18,794
Consultant fees and other expenses	5,532	1,473	4,059
Total research and development expense	$158,243	$83,108	$75,135

Expenses related to our schizophrenia clinical trials increased by $33.6 million, primarily due to expenses related to enrollment and close out costs related to our EMERGENT Phase 3 trials, and enrollment related to our ARISE Phase 3 trials. The increase of $2.2 million in expenses related to our DRP clinical trials is primarily driven by start-up costs for, and initiation of, the ADEPT-1 Phase 3 trial in the third quarter of 2022. The decrease of $0.1 million in expenses related to our pain clinical trial is due to unrepeated costs of closing out the Phase 1b trial in the first half of 2021. The increase of $12.2 million in formulation and CMC expenses is primarily due to an increase in manufacturing activities in 2022 to obtain sufficient supply of KarXT to support current and future clinical trial activities as well as activities to support a planned NDA submission and potential commercialization. The decrease of $0.2 million in expenses related to preclinical activities is primarily due to the timing and execution of studies in 2022. The increase of $4.7 million in discovery costs is due to an increase in costs associated with our portfolio of discovery programs, including ongoing collaborations with Charles River Labs and Psychogenics, Inc. The increase of $18.8 million in personnel related costs was primarily a result of an increase in headcount and an increase of $7.0 million related to stock-based compensation expense. The increase of $4.1 million in consultant fees and other expenses was due to an increase in consulting costs not specifically allocated to discovery, preclinical, clinical, formulation and CMC activities.

General and Administrative Expenses

	Nine Months Ended September 30,
	2022	2021	Change
		(in thousands)
Personnel related expenses (including stock-based compensation)	$32,306	$19,658	$12,648
Professional and consultant fees	10,775	6,676	4,099
Other	8,675	6,220	2,455
Total general and administrative expense	$51,756	$32,554	$19,202

The increase of $12.7 million in personnel related costs was primarily a result of an increase in headcount and an increase of $6.3 million related to stock-based compensation expense. The increase of $4.1 million in professional and consultant fees was primarily due to an increase in pre-commercial costs, accounting fees, legal costs and consulting fees related to our ongoing business activities. The increase of $2.5 million in other costs was primarily due to increased lease costs relating to the addition of the High Street Lease in Boston, Massachusetts in March 2021 as well as other infrastructure and administrative related costs to support increased headcount.

Other Income (Loss), Net

	Nine Months Ended September 30,
	2022	2021	Change
		(in thousands)
Interest income	$4,611	$363	$4,248
Sublease income	433	131	302
Impairment loss on right-of-use assets	—	(677)	677
Total other income (loss), net	$5,044	$(183)	$5,227

Interest income is attributable to interest earned on our cash equivalents and available-for-sale investments. The increase of $4.3 million in interest income is primarily due to an increase in cash equivalents and investment securities held, as well as an increase in interest rates on such instruments, during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

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

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates until we receive FDA approval, which we expect will take a number of years, if ever. To date, we have funded our operations primarily with proceeds from the sale of redeemable convertible preferred stock, issuance of convertible notes, sales of our common stock and revenue from a license agreement. Through September 30, 2022, our operations have been financed by net proceeds of $25.7 million from the issuance of convertible notes, $91.0 million from the sale of shares of our redeemable convertible preferred stock, $93.0 million from the sale of our common stock in our initial public offering in June 2019, $234.2 million from the sale of our common stock in a follow-on public offering in November 2019, $270.0 million from the sale of our common stock in a follow-on public offering in March 2021, $819.1 million from the sale of our common stock in a follow-on public offering in August 2022, and $40.0 million from the Zai License Agreement. As of September 30, 2022, we had $1,192.0 million in cash, cash equivalents and available-for-sale investments, and an accumulated deficit of $488.0 million.

On July 2, 2020, we filed an automatically effective registration statement on Form S-3, or the Registration Statement, with the SEC which registers the offering, issuance and sale of an unspecified amount of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into an equity distribution agreement with Goldman Sachs & Co. LLC, as sales agent, to provide for the issuance and sale by the Company of up to $150.0 million of common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus filed with the Registration Statement, or the ATM Program. As of September 30, 2022, no sales had been made pursuant to the ATM Program.

Our primary use of cash has been to fund operating expenses, which consist of research and development and general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding prepaid expenses, accounts payable and accrued expenses.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(149,249)	$(93,880)
Net cash (used in) provided by investing activities	(279,779)	19,332
Net cash provided by financing activities	850,392	273,825
Net increase in cash, cash equivalents and restricted cash	$421,364	$199,277

Cash Flows from Operating Activities

Cash used in operating activities for the nine months ended September 30, 2022 was $149.2 million, consisting of a net loss of $200.1 million, partially offset by non-cash items, including stock-based compensation expense of $34.8 million. The change in our net operating assets and liabilities was mainly due to increases in prepaid expenses and other current assets of $5.9 million, accounts payable of $13.8 million, and accrued expenses of $6.6 million, primarily driven by timing of payments made to and services rendered by CROs and CMOs in connection with our clinical trials, and a decrease in accounts receivable of $1.7 million pursuant to cash collected under the Zai License Agreement.

Cash used in operating activities for the nine months ended September 30, 2021 was $93.9 million, consisting of a net loss of $115.9 million, partially offset by non-cash items, including stock-based compensation expense of $21.5 million, interest expense resulting from the amortization of premiums and accretion of discounts on our available-for-sale investments of $0.7 million, and impairment loss on right-of-use assets of $0.7 million. The change in our net operating assets and liabilities was mainly due to increases in prepaid expenses and other current assets of $8.4 million, and accounts payable and accrued expenses of $7.1 million, primarily driven by the timing of payments to and services rendered by CROs and CMOs in connection with our clinical trials.

Cash Flows from Investing Activities

Cash used in investing activities for the nine months ended September 30, 2022 was $279.8 million, primarily attributable to purchases of investment securities of $459.4 million, which were partially offset by maturities of investment securities of $180.2 million.

Cash provided by investing activities for the nine months ended September 30, 2021 was $19.3 million, primarily attributable to maturities and sales of investment securities of $302.1 million and $9.0 million, respectively, which were partially offset by purchases of investment securities of $289.5 million.

Cash Flows from Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2022 was $850.4 million, which was primarily attributable to $819.1 million in net proceeds received from the sale of common stock in our August 2022 follow-on public offering, and $31.4 million attributable to proceeds received from the exercise of stock options.

Cash provided by financing activities for the nine months ended September 30, 2021 was $273.8 million, which was primarily attributable to $270.0 million in net proceeds received from the sale of common stock in our March 2021 follow-on public offering and $3.8 million attributable to proceeds received from the exercise of stock options.

Future Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, in particular as we continue to advance our product candidates through clinical trials and prepare for commercialization. In addition, we expect to incur additional costs associated with our ongoing operations as a public company.

As of September 30, 2022, we had cash and cash equivalents and available-for-sale investments of $1,192.0 million. Based on our current plans, we believe that our existing cash, cash equivalents and available-for-sale investments will be sufficient to meet our anticipated operating and capital expenditure requirements through the end of 2025.

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

Cash Requirements due to Contractual Obligations and Other Commitments

In January 2020, we amended our current lease for 7,050 square feet of office space in Boston, Massachusetts, or the Arch Street Original Premises, to acquire approximately 4,175 in additional square feet, or the Arch Street Expansion Premises, and to extend the original lease term through December 2023. Remaining lease payments from October 1, 2022 through the end of the lease term total $1.1 million for both the Arch Street Original Premises and the Arch Street Expansion Premises, of which we took possession of 2,424 square feet and 1,751 square feet in March 2020 and August 2020, respectively.

In February 2020, we entered into an agreement to lease approximately 5,050 square feet of office space in Carmel, Indiana. The term of the lease commenced in June 2020 and expires in July 2023. Remaining lease payments total $0.1 million through the end of the lease term.

In March 2021, we entered into an agreement to sublease approximately 25,445 square feet of office space, or the High Street Premises, from a third party in Boston, Massachusetts as part of the relocation of our corporate headquarters. The term of the sublease extends from April 1, 2021 through December 31, 2025 and provides for escalating annualized base rent payments starting at approximately $1.5 million and increasing to $1.6 million in the final year of the sublease. Remaining lease payments from October 1, 2022 through the end of the lease term total $5.2 million.

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

During the nine months ended September 30, 2022, there were no other material changes to our contractual obligations and commitments described in our Annual Report, as filed with the SEC.

We enter into contracts in the normal course of business with CROs, CMOs and other third parties for clinical trials, preclinical research studies and testing and manufacturing services. These contracts are generally cancelable by us upon prior written notice. Payments due upon cancellation consist of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation, and may also include termination penalties. As of September 30, 2022 the timing, amount or likelihood of such payments are not known.

We are also party to certain license and collaboration agreements with PureTech Health and Eli Lilly and Company. We may be obligated to make certain future payments which are contingent upon future events such as our achievement of specified regulatory and commercial milestones, or royalties on net product sales under these agreements. As of September 30, 2022, we were unable to estimate the timing or likelihood of achieving these milestones or generating future product sales.

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

Recently Issued or Adopted Accounting Pronouncements

New pronouncements issued but not effective until after September 30, 2022 are not expected to have a material impact on the Company’s consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and available-for-sale investment securities of $1,192.0 million as of September 30, 2022, which consisted primarily of money market funds and investment securities, largely composed of U.S. Treasuries and Agencies and investment grade, short to intermediate term fixed income securities.

The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in a variety of securities of high credit quality and short-term duration, according to our board-approved investment policy. Our investments are subject to interest rate risk and could fall in value if market interest rates increase. We intend and have the ability to hold those investments to maturity and, should interest rates rise, there would be no recognition of impairment required. Declines in interest rates, however, could reduce future investment income. A hypothetical 10% relative change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with vendors that are located outside of the United States. As a result, our operations may be subject to fluctuations in foreign currency exchange rates in the future.

We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the three and nine months ended September 30, 2022 and 2021. However, inflation has had, and may continue to have, an impact on the labor costs we incur to attract and retain qualified personnel.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the three and nine months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

KARUNA THERAPEUTICS, INC.

Date: November 3, 2022	By:	/s/ Steven Paul, M.D.
Steven Paul, M.D.
Chief Executive Officer, President and Chairman (Principal Executive Officer)

Date: November 3, 2022	By:	/s/ Troy Ignelzi
Troy Ignelzi
Chief Financial Officer (Principal Financial and Accounting Officer)