Form 10-K
period 2022-12-31
Karuna Therapeutics, Inc.
filed 2023-02-23
CIK 1771917

r

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-38958

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2022, the aggregate market value of the registrant’s Common Stock, $0.0001 par value per share, held by non-affiliates of the registrant, based on the last sale price of the Common Stock at the close of business on that date, was $2,920.6 million. For purposes of foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant.

As of February 15, 2023, there were 34,515,033 shares of the registrant’s Common Stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2023 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•
our plans to develop and commercialize KarXT, KAR-2618 (formerly GFB-887) and other product candidates;
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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties that you should be aware of before making an investment decision, including those highlighted in “Item 1A. Risk Factors” in this Annual Report on Form 10-K. These risks include, but are not limited to, the following:

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

•
The results to date of our preclinical studies and clinical trials do not guarantee that we will succeed in developing KarXT or any other product candidate into a marketable product. Initial data in our clinical trials may not be predictive of results obtained when these trials are completed or in subsequent trials.

•
We currently have limited commercial infrastructure. If we are unable to develop such infrastructure on our own or through collaborations with partners, we will not be successful in commercializing our product candidates.

•
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

ITEM 1. BUSINESS

Overview

We are a clinical-stage biopharmaceutical company driven to create and deliver transformative medicines for people living with psychiatric and neurological conditions. Our pipeline is primarily built on the broad therapeutic potential of our proprietary lead product candidate, KarXT (xanomeline-trospium), an oral modulator of muscarinic receptors that are located both in the central nervous system, or CNS, and various peripheral tissues. KarXT combines xanomeline, a novel muscarinic agonist, with trospium, an approved muscarinic antagonist, to preferentially stimulate muscarinic receptors in the CNS. We are initially developing KarXT for the treatment of acute psychosis in adults with schizophrenia, as well as for the treatment of psychosis in Alzheimer's disease, or AD.

Schizophrenia is a chronic disabling disorder that is characterized by recurring episodes of psychosis requiring long-term treatment with antipsychotic drugs in most patients. Psychotic symptoms, also known as positive symptoms, include hallucinations and delusions. As a result of the disease, patients with schizophrenia also experience negative symptoms, such as apathy, reduced social drive, loss of motivation and lack of social interest, as well as cognitive impairment. It is estimated that more than 21 million people are living with schizophrenia worldwide, with approximately 2.7 million in the United States, or approximately 0.5% to 1.0% of the United States population.

AD, an irreversible, progressive neurodegenerative brain disorder that slowly destroys memory and cognition, is the most common form of dementia, accounting for an estimated 60% to 80% of the approximately 8.4 million people living with dementia in the United States. Up to 50% of AD patients exhibit psychiatric symptoms, which often leads to institutional care in a hospital or nursing home. Although the U.S. Food and Drug Administration, or FDA, has not to date approved any drug to treat the psychotic or behavioral symptoms of AD, physicians often resort to off-label use of antipsychotic medications to treat these patients as symptoms progress and become more severe.

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

We are initially developing KarXT for the treatment of acute psychosis in adults with schizophrenia, as well as for the treatment of psychosis in AD. KarXT combines xanomeline, a muscarinic receptor agonist that preferentially stimulates M1 and M4 muscarinic receptors, and trospium, an approved muscarinic receptor antagonist that does not measurably cross the blood-brain barrier, confining its effects to peripheral tissues. M1 and M4 muscarinic receptors are the receptor subtypes believed to mediate the antipsychotic and procognitive effects of xanomeline and other muscarinic agonists. Results from preclinical studies and clinical trials conducted by third parties support the hypothesis that xanomeline can reduce psychosis and improve cognition. To our knowledge, xanomeline is the only muscarinic orthosteric agonist that has demonstrated therapeutic benefit in clinical trials in both schizophrenia and AD. Like all muscarinic orthosteric agonists studied to date, however, xanomeline’s tolerability has been limited by side effects arising from muscarinic receptor stimulation in peripheral tissues, leading to nausea, vomiting, diarrhea and increased salivation and sweating, collectively referred to as cholinergic adverse events. Trospium is a muscarinic receptor antagonist approved in the United States and Europe for the treatment of overactive bladder that inhibits all five muscarinic receptor subtypes in peripheral tissues. We believe that the combination of xanomeline and trospium in KarXT has the potential to preferentially stimulate M1 and M4 muscarinic receptors in the brain without stimulating muscarinic receptors in peripheral tissues in order to achieve meaningful therapeutic benefit in patients with psychotic and cognitive disorders.

The EMERGENT program is our clinical program evaluating KarXT for the treatment of schizophrenia as a monotherapy, and includes our completed positive Phase 2 EMERGENT-1 and Phase 3 EMERGENT-2 trials and three additional Phase 3 trials (EMERGENT-3, EMERGENT-4, and EMERGENT-5). In August 2022, we announced positive topline results from our Phase 3 EMERGENT-2 trial evaluating the efficacy, safety and tolerability of KarXT compared to placebo for the treatment of acute psychosis in adults with schizophrenia. KarXT met the primary endpoint, demonstrating a statistically significant and clinically meaningful 9.6-point reduction in Positive and Negative Syndrome Scale, or PANSS, total score compared to placebo at Week 5 (Cohen’s d effect size of 0.61). KarXT also demonstrated an early and sustained statistically significant reduction of symptoms, as assessed by PANSS total score, starting at Week 2 and maintained such reduction through all timepoints in the trial. KarXT also met all secondary endpoints, demonstrating a statistically significant 2.9-point reduction in the PANSS positive symptoms subscale, a 1.8-point reduction in PANSS negative symptoms subscale, a 2.2-point reduction in PANSS negative Marder factor subscale, and a 0.6-point reduction in CGI-S score, compared to placebo at Week 5. Additionally, a statistically significant greater proportion of patients in the KarXT arm had a ≥30% reduction in PANSS total score compared with placebo at Week 5 (p<0.0001). KarXT was generally well-tolerated in the EMERGENT-2 trial and was not associated with common problematic side effects of current treatments, including sedation (somnolence), weight gain, and extrapyramidal symptoms. We plan to share results from exploratory endpoints in the future.

Following the positive results of EMERGENT-1 in November 2019, we had an End-of-Phase 2 meeting with the FDA, in which the FDA indicated that our completed Phase 2 EMERGENT-1 trial, along with one successful Phase 3 efficacy and safety trial, and additional safety data to meet regulatory requirements, would be acceptable to support a New Drug Application, or NDA, submission in schizophrenia. As a result of our completed Phase 3 EMERGENT-2 trial, we plan to submit our NDA for KarXT for the treatment of schizophrenia to the FDA in mid-2023. We define mid-year as the second and third quarters of a calendar year. If approved, we are targeting a potential commercial launch of KarXT for the treatment of schizophrenia in the second half of 2024.

In addition to our completed Phase 2 EMERGENT-1 and Phase 3 EMERGENT-2 trials, our EMERGENT program includes the following Phase 3 trials:

•
EMERGENT-3: A five-week inpatient trial evaluating the efficacy and safety of KarXT compared to placebo in 256 adults with schizophrenia in the United States and Ukraine. Enrollment for this trial completed in the fourth quarter of 2022 and we anticipate topline data in the first quarter of 2023.
•
EMERGENT-4: A 52-week outpatient, open-label extension trial evaluating the long-term safety and tolerability of KarXT in adults with schizophrenia who completed EMERGENT-2 or EMERGENT-3. Enrollment for this trial completed in the fourth quarter of 2022.

•
EMERGENT-5: A 52-week outpatient, open-label trial conducted in the United States and Puerto Rico evaluating the long-term safety and tolerability of KarXT in adults with schizophrenia who were not enrolled in EMERGENT-2 or EMERGENT-3. Enrollment for this trial began in the second quarter of 2021.

Given the unique mechanism of action of KarXT in comparison to existing standard of care therapies, we believe there is the potential for therapeutic benefit as both a monotherapy and as an adjunctive therapy for the treatment of schizophrenia. In November 2021, we initiated our Phase 3 ARISE trial evaluating the safety and efficacy of KarXT compared to placebo as an adjunctive treatment in adults with schizophrenia who have an inadequate response to their current antipsychotic therapy. This six-week, 1:1 randomized, double-blind, placebo-controlled Phase 3 outpatient trial is designed to enroll approximately 400 adults with schizophrenia who have not achieved an adequate response to their current atypical antipsychotic treatment. The primary outcome measure of the trial is change in PANSS total score of KarXT compared to placebo at week 6. Upon completion of the trial at week 6, participants have the opportunity to enroll in our ARISE-2 trial, an ongoing 52-week outpatient, open-label extension trial evaluating the long-term safety and tolerability of KarXT when dosed with atypical antipsychotic treatment. We anticipate topline data from the ARISE trial in the first half of 2024.

We plan to utilize the data from the EMERGENT and ARISE clinical programs to help inform future potential development plans for KarXT in negative and cognitive symptoms of schizophrenia, for which there are currently no approved treatments.

We are also developing KarXT as a potential treatment for psychosis related to AD. The ADEPT program, which is the clinical program evaluating KarXT as a potential treatment for psychosis related to AD, consists of the following ongoing and planned Phase 3 trials:

•
ADEPT-1: A trial evaluating the efficacy and safety of KarXT compared to placebo in up to 400 adults with moderate to severe psychosis related to AD. This trial consists of a 12-week, single-blind treatment period, followed by a 26-week, double-blind, randomized withdrawal period in which subjects who meet the response criteria will be randomized to receive KarXT or placebo. The single-blind treatment period is designed to enroll approximately 400 adults with AD, between 55 and 90 years old, with moderate to severe hallucinations or delusions, who are living at home or at an assisted living facility. The primary objective of this trial is to evaluate relapse prevention as measured by time from randomization to relapse during the 26-week, double-blind period. Enrollment for this trial began in the third quarter of 2022 and topline data is anticipated in 2025.
•
ADEPT-2: A 12-week, flexible-dose, double-blind, placebo-controlled trial evaluating the efficacy and safety of KarXT versus placebo. ADEPT-2 is expected to initiate in the second half of 2023, with topline data anticipated in 2025.
•
ADEPT-3: A 52-week open-label extension trial evaluating the long-term safety and tolerability of KarXT in adults with psychosis related to AD who completed ADEPT-1 or ADEPT-2. Enrollment for this trial is anticipated to commence in 2023.

In January 2023, we entered into an exclusive global license agreement for Goldfinch Bio, Inc.'s, or Goldfinch Bio's, investigational transient receptor potential canonical 4 and 5 (TRPC4/5) channel candidates, including the lead clinical-stage TRPC4/5 candidate, KAR-2618 (formerly GFB-887), after confirming select properties of KAR-2618 under a material transfer agreement. KAR-2618 has been dosed in over 100 humans across Goldfinch Bio’s clinical trials. We intend to develop KAR-2618 for the treatment of mood and anxiety disorders, and plan to provide details regarding the expected development of KAR-2618 in the second half of 2023.

We have assembled a team whose members have extensive expertise in the research, development and commercialization of numerous CNS agents, as well as deep familiarity with the biology of neuropsychiatric disorders, such as schizophrenia and psychosis related to AD, including the role of muscarinic receptors in the potential treatment of these diseases. We plan to leverage this expertise to develop a pipeline of product candidates targeting a broad range of psychiatric and neurological conditions, and, subject to FDA approval, transition to a fully integrated R&D and commercial organization.

Pipeline

We are advancing a pipeline of therapeutic programs with KarXT to address psychiatric conditions, such as schizophrenia and psychosis related to AD. We are leveraging our expertise and experience to explore the development of KarXT for additional CNS disorders, as well as advance our other muscarinic-targeted drug candidates and a target-agnostic drug discovery program through our collaboration with PsychoGenics, Inc. In addition, we intend to develop our recently acquired lead investigational TRPC4/5 candidate, KAR-2618, for the treatment of mood and anxiety disorders, and plan to provide details regarding the expected development of KAR-2618 in the second half of 2023.

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

Xanomeline Background

Xanomeline as a treatment for psychosis and related neuropsychiatric disorders has been examined in clinicals trials enrolling over 1,000 subjects or patients conducted by us and third parties, with 68 patients being dosed for at least one year and a maximum treatment duration of almost four years. We believe that the results from these clinical trials, as well as results from numerous preclinical studies, support the further development of xanomeline, in the form of KarXT, as an antipsychotic and procognitive therapeutic agent.

Xanomeline for the Treatment of Psychotic Symptoms and Agitation in AD

Eli Lilly and Company, or Eli Lilly, conducted a 343-patient, randomized, double-blind, placebo-controlled Phase 2 clinical trial of xanomeline in patients with mild to moderate AD, administering up to 225 mg of xanomeline daily (75 mg three times a day, or TID), for 24 weeks. In this clinical trial, 87 patients received placebo, while 85, 83 and 87 patients received 75-150-225 mg of xanomeline, respectively. One patient who entered the trial was assigned to a group but never received study drug or placebo. As shown in the figure below, patients on xanomeline were observed to have dose-dependent decreases in multiple psychotic symptoms and related behaviors, including hallucinations, delusions and agitation, as compared to patients on placebo. For instance, one of the 17 patients (6%) in the placebo arm who presented with hallucinations at baseline had a remission of symptoms while receiving treatment, compared to nine of the 17 patients (53%) in the high-dose xanomeline arm (p=0.003). These responses were seen as early as two to three weeks after commencement of dosing with xanomeline. Xanomeline was also observed to reduce the emergence of psychotic symptoms over the course of the six-month trial in patients who did not have psychotic symptoms at the initiation of the trial. For example, 32% of patients in the placebo arm developed delusions during the trial compared to only 7% in the high-dose xanomeline treatment arm (p=0.001). A dose-response analysis across the 75-150-225 mg xanomeline dose levels reported increasing effects of xanomeline for several symptoms (P<0.05), suggesting that exploration of xanomeline doses above 75 mg TID has the potential for additional therapeutic benefits.

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

Our KarXT Programs

We specifically designed KarXT, a proprietary combination of xanomeline and trospium, to unlock the therapeutic potential of xanomeline by overcoming its limiting side effects resulting from the stimulation of muscarinic receptors in peripheral tissues. We initially selected xanomeline based on the results of the two third-party, randomized, double-blind, placebo-controlled clinical trials, as well as the results of a wide variety of preclinical studies conducted by third parties, which supported the further development of xanomeline, in the form of KarXT, as an antipsychotic and procognitive therapeutic agent. We selected trospium to counteract xanomeline’s undesirable peripheral side effects for a number of reasons, but importantly because trospium does not measurably cross the blood-brain barrier and therefore would not be expected to negate the therapeutic benefits of xanomeline in the CNS. Trospium is generically available in the United States and European Union for the treatment of overactive bladder and is well-tolerated with limited side effects, that include dry mouth and constipation. Since xanomeline and trospium compete for the same muscarinic receptors in peripheral tissues, but with opposing effects, we believe their combination has the potential to reduce the cholinergic side effects of xanomeline. We believe that there are no overlaps in the drug metabolism pathways of xanomeline and trospium and therefore we do not anticipate any significant adverse drug-drug interactions with the combination. Our Phase 1, Phase 2 and Phase 3 clinical trial data suggests that each of xanomeline and trospium do not affect the other’s pharmacokinetics or systemic exposure.

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

We observed no clinically meaningful differences between the KarXT and xanomeline plus placebo treatment groups in heart rate, blood pressure or any electrocardiogram parameters. Only one volunteer discontinued treatment due to treatment-emergent adverse events, or TEAEs, in the KarXT arm, and this discontinuation was voluntary, not at the discretion of the investigator. Two episodes of syncope were observed on xanomeline plus placebo while none were observed with KarXT. We did not observe syncope in the KarXT arm of this trial (or in any other subject treated with KarXT in any of our trials to date). Rates of postural dizziness were reduced by approximately 57% in patients treated with KarXT as compared to patients treated with xanomeline plus placebo. Overall, we considered treatment with xanomeline 225 mg combined with trospium 40 mg administered over seven days to be well-tolerated.

Phase 1 Multiple Ascending Dose Clinical Trial

We have also completed a randomized, double-blind, placebo-controlled multiple ascending dose Phase 1 clinical trial of KarXT. This trial evaluated twice daily, or BID, dosing of our proprietary KarXT co-formulation containing fixed ratios of xanomeline and trospium, rather than the TID dosing previously used with xanomeline. We designed our Phase 1 clinical trial based on the improved tolerability of KarXT over xanomeline plus placebo observed in our prior Phase 1 clinical trial and the dose-dependent clinical activity observed in the Eli Lilly AD trial of xanomeline. In particular, Eli Lilly observed that the antipsychotic effect of xanomeline improved when the dose was increased from 25 mg to 50 mg to 75 mg, all administered TID, suggesting that the dose response may extend beyond 75 mg TID and that doses of xanomeline higher than 75 mg TID may lead to additional therapeutic benefit. Based on these observations, we set out to (i) test our co-formulation using BID dosing, (ii) explore higher doses of xanomeline and (iii) optimize the ratio of xanomeline and trospium. Healthy volunteers enrolled in this trial received 50 mg of xanomeline plus 20 mg of trospium (50/20 mg) both BID, on days one and two. From days three to seven, volunteers received BID doses of xanomeline and trospium in ratios of either 100/20 mg, 125/40 mg, 150/20 mg or 150/40 mg (xanomeline/trospium) in different dosing cohorts. The trial was designed to randomize up to 24 volunteers in each of the four cohorts, with a 3:1 randomization of KarXT to placebo.

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

KarXT for the Treatment of Psychosis in Patients with Schizophrenia as a Monotherapy

Schizophrenia is a chronic, severe and disabling brain disorder that is typically diagnosed in the late teenage years or early adulthood and is characterized by recurring episodes of psychosis requiring long-term treatment with antipsychotic drugs in most patients. In 2017, an estimated 2.7 million people living in the United States, or approximately 0.5% to 1.0% of the U.S. population, had schizophrenia. Worldwide, it is estimated that schizophrenia affects over 21 million people. People with schizophrenia have a 10 to 20-year reduction in life expectancy compared to the general population, struggle to maintain employment or live independently and are often unable to maintain meaningful interpersonal relationships.

Psychosis is a prominent and debilitating symptom that occurs in many neuropsychiatric disorders, including schizophrenia. Psychotic symptoms, also known as positive symptoms, include hallucinations and delusions. Patients with schizophrenia also experience negative symptoms, such as apathy, reduced social drive, loss of motivation and lack of social interest. Schizophrenia is also often associated with significant cognitive impairment, which further limits a patient’s ability to be gainfully employed and maintain relationships.

Worldwide sales of antipsychotic drugs exceeded $12 billion in 2020 and are expected to exceed $26 billion by 2030, despite a highly generic market. Several branded market leading antipsychotic medicines have each achieved worldwide annual sales in excess of $5 billion. Despite the large number of antipsychotic drugs developed over the last 20 years, current medicines have undergone only modest innovation relative to first generation drugs developed in the 1950s.

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

The regulatory requirements, including clinical trial design and primary endpoints, for approval of antipsychotic drugs for this indication are well understood and defined. Similarly, third-party clinical trial operators and contract research organizations have extensive experience conducting drug trials in schizophrenia. Finally, patients with schizophrenia in clinical trials are generally younger than patients suffering psychosis from other CNS disorders such as dementia-related psychosis, or DRP, which reduces the risk of comorbidities, and patients with schizophrenia also tend to have higher drug tolerability due to their prior treatment with antipsychotic drugs. We believe that these factors will help us to efficiently progress KarXT in this indication.

Our Completed EMERGENT-1 Phase 2 Clinical Trial for the Treatment of Acute Psychosis in Adults with Schizophrenia

In September 2018, we initiated EMERGENT-1, a multi-site, double-blind, placebo-controlled, five-week, inpatient Phase 2 clinical trial of KarXT in adults with schizophrenia with acute psychosis. We enrolled 182 patients in this trial and patients were randomized 1:1 to receive either KarXT or placebo. Patients were washed out of any existing antipsychotic medications before entering the five-week active treatment or placebo phase. After the wash-out period, patients began with either placebo or KarXT containing 50 mg xanomeline and 20 mg trospium (50/20 mg) BID. Patients receiving KarXT then increased their dose to 100/20 mg BID on day three and then physicians had the option to escalate to 125/30 mg BID starting on day eight if the 100/20 mg BID dose was well-tolerated. The primary endpoint in this trial was the change from baseline in PANSS total scores for KarXT versus placebo treated patients at week five. Our trial had the same fundamental design and primary endpoint as the previous xanomeline trial in psychosis in schizophrenia, which is also the design that has been used in pivotal trials for several currently approved antipsychotic medicines. Additional endpoints of our trial included changes in PANSS negative Marder Factor subscale, a cognitive battery and the clinical global impression (CGI-S).

In November 2019, we announced topline results from our EMERGENT-1 trial, in which KarXT met the trial’s primary endpoint with a statistically significant (p<0.0001) and clinically meaningful 11.6 point mean reduction in PANSS total score over placebo (-17.4 KarXT vs. -5.9 placebo) at week 5 (Cohen’s d effect size of 0.75). We also observed a statistically significant 3.2 point mean reduction from baseline in the PANSS-positive subscale (-5.6 KarXT v. -2.4 placebo) and a statistically significant 2.3 point mean reduction from baseline in the PANSS-negative subscale (-3.2 KarXT v. -0.9 placebo) at week five (p<0.0001 and p<0.001, respectively). The PANSS total score, PANSS-positive subscale, and the PANSS-negative subscale had statistically significant separation at every assessment throughout the trial.

We also analyzed additional pre-specified secondary endpoints, including PANSS negative Marder factor subscale, CGI-S frequency counts and percentage of CGI-S responders, defined as a CGI-S rating of either 1 or 2 at week five. We observed a statistically significant 2.5 point mean reduction from baseline in the PANSS negative Marder factor subscale (-3.9 KarXT v. -1.3 placebo) at week five (p<0.001). The PANSS negative Marder factor subscale had statistically significant separation at every assessment point through the trial. We also observed statistically significant different CGI-S frequency counts for KarXT compared to placebo at week five (p<0.001). A 4:1 ratio of CGI-S responders (5.6% KarXT v. 1.4% placebo) was also observed, however this result was not statistically significant (p=0.151).

Effect of KarXT on PANSS Total Score (EMERGENT-1)

Effect of KarXT on PANSS-positive subscale (EMERGENT-1)

Effect of KarXT on PANSS-negative subscale (EMERGENT-1)

Effect of KarXT on PANSS negative Marder factor subscale (EMERGENT-1)

PANSS Marder Factor change from baseline
(LS mean change ± SEM)
0
-2.5
-5
*
***
***
Placebo
KarXT
Baseline
Week 2
Week 4
Week 5
mITT population
*P<0.05
***P<0.001

CGI-S distribution at baseline (EMERGENT-1)

1 = normal, 2 = borderline ill, 3 = mildly ill, 4 = moderately ill, 5 = markedly ill, 6 = severely ill, 7 = extremely ill

CGI-S distribution at week 5 (EMERGENT-1)

1 = normal, 2 = borderline ill, 3 = mildly ill, 4 = moderately ill, 5 = markedly ill, 6 = severely ill, 7 = extremely ill

KarXT was observed to be well tolerated in the Phase 2 EMERGENT-1 trial. The overall discontinuation rate in the KarXT treatment arm was similar to placebo (20% on KarXT vs. 21% on placebo) and the number of discontinuations due to TEAEs was equal in the two arms (n=2 on KarXT and n=2 on placebo). No patients discontinued treatment due to cholinergic adverse events in either arm of the trial. 91% of patients treated with KarXT escalated to the high dose of KarXT as part of the flexible dose design, where the choice to escalate was made by the site physician based on the tolerability of KarXT on an individual patient basis. 97% of placebo patients were dose escalated. There was also the option to de-escalate back to 100/20 mg BID KarXT dose if any tolerability issues emerged, and only 4% of patients were de-escalated in the KarXT arm compared to 1% on placebo. The overall TEAE rate was 54% on KarXT and 43% on placebo. Occurrences of drowsiness, extrapyramidal side effects, such as tremors or slurred speech, or weight gain, which are adverse effects generally associated with current antipsychotic drugs, were similar to placebo. The most common adverse events were constipation, nausea, dry mouth, dyspepsia, and vomiting, all of which were mild or moderate in severity and transient in nature. Placebo-adjusted rates of nausea, vomiting and dry mouth all decreased over time during the trial. There was no syncope, and there was no mean change in blood pressure. One patient in the KarXT group discontinued due to elevated gamma-glutamyl transferase. There was a 5.5 beats per minute peak mean placebo adjusted resting heart rate increase in the KarXT group, with a downward trend after week 2. One serious adverse event was observed in the KarXT treatment group, in which a patient discontinued and sought hospital care for worsening psychosis, meeting the regulatory definition of serious adverse event. The clinical trial administrator was not able to rule out that the serious adverse event was drug related, and as such, the serious adverse event was classified as being “possibly-drug related.” All other TEAEs were mild or moderate.

Our Completed Phase 3 EMERGENT-2 Clinical Trial for the Treatment of Acute Psychosis in Adults with Schizophrenia

In December 2020, we initiated EMERGENT-2, a multi-site, double-blind, five-week, inpatient Phase 3 clinical trial evaluating the efficacy, safety and tolerability of KarXT compared to placebo for the treatment of acute psychosis in adults with schizophrenia. We enrolled 246 patients in this trial and patients were randomized 1:1 to receive either KarXT or placebo. Patients were washed out of any existing antipsychotic medications before entering the five-week active treatment or placebo phase. After the wash-out period, patients began with either placebo or KarXT containing 50 mg xanomeline and 20 mg trospium (50/20 mg) BID. Patients receiving KarXT then increased their dose to 100/20 mg BID on day three and then physicians had the option to escalate to 125/30 mg BID starting on day eight if the 100/20 mg BID dose was well-tolerated. The primary endpoint in this trial was the change from baseline in PANSS total scores for KarXT versus placebo treated patients at week five. Our trial had the same fundamental design and primary and secondary endpoints as our Phase 2 EMERGENT-1 clinical trial.

In August 2022, we announced positive topline results from EMERGENT-2 trial, in which KarXT met the primary endpoint, demonstrating a statistically significant and clinically meaningful 9.6-point reduction in PANSS total score compared to placebo (-21.2 KarXT vs. -11.6 placebo, p<0.0001) at Week 5 (Cohen’s d effect size of 0.61). KarXT also demonstrated an early and sustained statistically significant reduction of symptoms, as assessed by PANSS total score, starting at Week 2 and maintained such reduction through all timepoints in the trial. KarXT also met all secondary endpoints, demonstrating a statistically significant 2.9-point reduction in the PANSS positive symptoms subscale (-6.8 KarXT vs. -3.9 placebo, p<0.0001), a 1.8-point reduction in PANSS negative symptoms subscale (-3.4 KarXT vs. -1.6 placebo, p=0.0055), a 2.2-point reduction in PANSS negative Marder factor subscale (-4.2 KarXT vs. -2.0 placebo, p=0.022), and a 0.6-point reduction in CGI-S score (-1.2 KarXT vs. -0.7 placebo, p<0.0001), compared to placebo at Week 5. Additionally, a statistically significant greater proportion of patients in the KarXT arm had a ≥30% reduction in PANSS total score compared to placebo at Week 5 (p<0.0001). We plan to share results from exploratory endpoints in the future.

Effect of KarXT on PANSS Total Score (EMERGENT-2)

Effect of KarXT on PANSS-positive subscale (EMERGENT-2)

Effect of KarXT on PANSS-negative subscale (EMERGENT-2)

Effect of KarXT on PANSS-negative Marder factor subscale (EMERGENT-2)

Change from baseline in CGI-S score vs placebo at Week 5 (EMERGENT-2)

PANSS ≥30% Categorical Response by Study Week (EMERGENT-2)

KarXT was generally well tolerated in this trial. Overall discontinuation rates were similar between KarXT and placebo groups (25% vs. 21%). The overall rate of TEAEs for KarXT and placebo was 75% and 58%, respectively. Discontinuation rates related to TEAEs were similar between KarXT (7%) and placebo (6%). Equal rates of serious TEAEs were observed between KarXT and placebo (2% in each group) and included suicidal ideation, worsening of schizophrenia symptoms, and appendicitis. None of the serious TEAEs were determined to be drug related. The most common TEAEs (≥5%) in the KarXT arm were all mild to moderate in severity and included constipation, dyspepsia, nausea, vomiting, headache, hypertension, dizziness, gastroesophageal reflux disease (acid reflux), abdominal discomfort, and diarrhea. Mean blood pressure measures were similar between KarXT and placebo throughout the trial, and no syncopal events were observed. In the subset of patients with a TEAE of hypertension, mean blood pressure at endpoint was similar to baseline and did not lead to trial discontinuation. Similar to prior trials, an increase in heart rate was associated with KarXT treatment and decreased in magnitude by the end of the trial. Consistent with EMERGENT-1, KarXT was not associated with common problematic side effects of current treatments, including sedation (somnolence), weight gain, and extrapyramidal symptoms. In the trial, 81% of patients on KarXT compared to 90% on placebo titrated to the highest dose level.

Our Additional EMERGENT Clinical Trials and NDA Plans

Following the positive results of EMERGENT-1, we had an End-of-Phase 2 meeting with the FDA in which the FDA indicated that our completed EMERGENT-1 trial, along with one successful Phase 3 efficacy and safety trial, and additional safety data to meet regulatory requirements, would be acceptable to support an NDA submission in schizophrenia. As a result of the recently completed EMERGENT-2 trial, we plan to submit our NDA to the FDA in mid-2023. If approved, we are targeting a potential commercial launch of KarXT for the treatment of schizophrenia in the second half of 2024.

In addition to our completed Phase 2 EMERGENT-1 and Phase 3 EMERGENT-2 trials, our EMERGENT program that is evaluating KarXT for the treatment of schizophrenia as a monotherapy includes the following Phase 3 trials:

•
EMERGENT-3: A five-week inpatient trial evaluating the efficacy and safety of KarXT compared to placebo in 256 adults with schizophrenia, conducted in the United States and Ukraine. We completed enrollment of EMERGENT-3 in the fourth quarter of 2022 and we anticipate topline data in the first quarter of 2023.
•
EMERGENT-4: A 52-week outpatient, open-label extension trial evaluating the long-term safety and tolerability of KarXT in adults with schizophrenia who completed EMERGENT-2 or EMERGENT-3. Enrollment for this trial completed in the fourth quarter of 2022.
•
EMERGENT-5: A 52-week outpatient, open-label trial conducted in the United States and Puerto Rico evaluating the long-term safety and tolerability of KarXT in adults with schizophrenia who were not enrolled in EMERGENT-2 or EMERGENT-3. Enrollment for this trial began in the second quarter of 2021.

In addition to the EMERGENT program, we began enrolling patients in November 2022 in the PENNANT trial, a three-year, open-label, outpatient Phase 3b trial evaluating the long-term safety, tolerability and efficacy of KarXT in up to 380 adults with schizophrenia in the United States. For business prioritization purposes, we subsequently discontinued patient enrollment and will not be recruiting further patients into this trial. The decision to discontinue enrollment was not due to study conduct or any result or finding from the trial, or otherwise related to KarXT.

We also plan to initiate a Phase 1B open-label clinical trial to evaluate the effect of KarXT on 24-hour ambulatory blood pressure in adults with schizophrenia early in the second quarter of 2023.

Our Ongoing ARISE Program for KarXT as Adjunctive Therapy in Adults with Schizophrenia

Given the unique mechanism of action of KarXT in comparison to existing standard of care therapies, we believe there is the potential for therapeutic benefit as both a monotherapy and as an adjunctive therapy for the treatment of schizophrenia. In November 2021, we initiated our Phase 3 ARISE trial to evaluate the safety and efficacy of KarXT compared to placebo as an adjunctive treatment in adults with schizophrenia who have an inadequate response to their current antipsychotic therapy. This six-week, 1:1 randomized, double-blind, placebo-controlled Phase 3 outpatient trial is designed to enroll approximately 400 adults with schizophrenia who have not achieved an adequate response to their current atypical antipsychotic treatment, and is being conducted in the United States and Europe. Participants in this trial will continue their currently prescribed atypical antipsychotic therapy at the same dose or regimen schedule as prior to entry in the study, and will receive a flexible dose of KarXT or placebo based on tolerability and clinical response as determined by a clinician. The primary outcome measure of the trial is change in PANSS total score of KarXT compared to placebo at week 6. Upon completion of the trial at week 6, participants have the opportunity to enroll in ARISE-2, an ongoing 52-week outpatient, open-label extension trial evaluating the long-term safety and tolerability of KarXT when dosed with atypical antipsychotic treatment. We anticipate topline data from the ARISE trial in the first half of 2024.

Our Development Plans for KarXT for the Negative and Cognitive Symptoms of Schizophrenia

We are collecting data on the potential benefit of KarXT on negative and cognitive symptoms of schizophrenia as part of the ongoing EMERGENT and ARISE programs, which will help inform future potential development plans specifically directed towards the negative and cognitive symptoms of schizophrenia, for which there are currently no approved treatments.

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

AD is the most common form of dementia and represents between 60% and 80% of dementia patients. AD is an irreversible, progressive neurodegenerative brain disorder that slowly destroys memory and cognition and, eventually, the ability to carry out even the simplest of tasks. In the large and growing AD population, up to 50% of patients will experience psychosis and related behavioral symptoms at some point during the course of their disease, which often leads to institutional care in a hospital or nursing home. We are studying KarXT in the AD psychosis population as the first indication in our DRP program.

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

The treatment-related adverse events, or AEs, were similar to those observed in prior trials of KarXT, and a majority (>80%) were rated mild in severity. One serious AE of urinary retention was reported in Cohort 1. We believe the report of urinary retention was related to a higher dose of trospium used in Cohort 1 compared to doses used in Cohorts 2 and 3, where urinary retention was not observed. No serious or severe AEs were observed in Cohorts 2 and 3. Consistent with prior trials of KarXT, blood pressure in healthy elderly volunteers receiving KarXT was similar to placebo, and no syncopal events were observed. Heart rate increases observed in the trial were also consistent with prior trials of KarXT.

Data from the Phase 1b trial suggest that a lower dose ratio of trospium to xanomeline, compared to the ratios used in Phase 1 trials in healthy adult volunteers and in the Phase 2 EMERGENT-1 and Phase 3 EMERGENT-2 trials evaluating KarXT in adults with schizophrenia, was better tolerated by healthy elderly volunteers.

Our Ongoing ADEPT program for the Treatment of Psychosis Related to Alzheimer’s Disease

The ADEPT program, which is the clinical program evaluating KarXT as a potential treatment for psychosis related to AD, consists of the following ongoing and planned Phase 3 trials:

•
ADEPT-1: A trial evaluating the efficacy and safety of KarXT compared to placebo in up to 400 adults with moderate to severe psychosis related to AD. This trial consists of a 12-week, single-blind treatment period, followed by a 26-week, double-blind, randomized withdrawal period in which subjects who meet the response criteria will be randomized to receive KarXT or placebo. The single-blind treatment period is designed to enroll approximately 400 adults with AD, between 55 and 90 years old, with moderate to severe hallucinations or delusions, who are living at home or at an assisted living facility. The primary objective of this trial is to evaluate relapse prevention as measured by time from randomization to relapse during the 26-week, double-blind period. This trial is being conducted in the United States and Europe. Enrollment for this trial began in the third quarter of 2022 and topline data is anticipated in 2025.

•
ADEPT-2: A 12-week, flexible-dose, double-blind, placebo-controlled trial evaluating the efficacy and safety of KarXT versus placebo. ADEPT-2 is expected to initiate in the second half of 2023, with topline data anticipated in 2025.
•
ADEPT-3: A 52-week open-label extension trial evaluating the long-term safety and tolerability of KarXT in adults with psychosis related to AD who completed ADEPT-1 or ADEPT-2. Enrollment for this trial is anticipated to commence in 2023.

Planned Additional Formulations of KarXT

We believe that additional formulations of KarXT have the potential to further improve the therapeutic window of KarXT and offer patient compliance advantages through decreased dosing frequency. Our ongoing research efforts include the development of advanced oral and long-acting injectable formulations. In November 2021, we initiated a Phase 1 study of an advanced oral formulation of KarXT, and continue to evaluate the optimal xanomeline to trospium dose ratios, as well as dosing regimens, for advanced oral formulations.

Other Research and Development Programs

We continue to build our early stage pipeline. We currently have a novel series of compounds focused on muscarinic receptor targets. In particular, we have synthesized lead compounds for further development as potential therapeutic agents in several CNS disorders, including schizophrenia and psychosis in AD. We have completed in vitro screening for several compounds and advanced these lead compounds for further preclinical development. In vivo evaluation of these compounds in rodents is ongoing for these indications, and we expect to initiate IND-enabling studies in 2023. We believe we can optimize these compounds and advance their development through preclinical studies and into clinical development, given our expertise in this space.

In February 2020, we announced a drug discovery partnership with Charles River Laboratories to accommodate continued growth in our muscarinic receptor drug discovery efforts. We continue to evaluate other opportunities focused on muscarinic and non-muscarinic targets for CNS disorders.

In January 2023, we entered into an exclusive global license agreement for Goldfinch Bio's TRPC4/5 product candidates, including the lead clinical-stage TRPC4/5 candidate, KAR-2618. KAR-2618 has been dosed in over 100 humans across Goldfinch Bio's clinical trials with a well-tolerated safety profile to date. KAR-2618 has shown promising benefits in preclinical models of mood and anxiety disorders with observed anxiolytic and antidepressant properties. We believe that the TRPC4/5 mechanism could represent a novel approach to treating mood and anxiety disorders and complements our existing pipeline of differentiated potential medicines. We intend to provide details on the planned development of KAR-2618 for the treatment of mood and anxiety disorders in the second half of 2023.

Manufacturing and Supply

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently source all of our nonclinical, clinical, and potential commercial launch compound supply through third-party contract manufacturing organizations, or CMOs. We have established a robust supply chain to enable sufficient supply of the raw materials needed to conduct our ongoing and planned clinical trials, including our EMERGENT, ARISE, ADEPT programs, as well as support our NDA application and potential commercial launch. We continue to expand our manufacturing network to ensure redundant supply of critical input materials.

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

Psychosis in Patients with Schizophrenia

The current standards of care for the psychotic symptoms of patients with schizophrenia are antipsychotic treatments that work primarily by inhibiting D2 dopamine and 5HT2-A serotonin receptors as their primary mechanism of action. These drugs include: Abilify and Abilify Maintena, marketed by Otsuka Holdings, Rexulti marketed by Lundbeck, Risperdal Consta, Invega, Invega Trinza and Invega Sustenna, marketed by Johnson & Johnson, Zyprexa, marketed by Eli Lilly, Vraylar, marketed by Abbvie, Clozaril, marketed by HLS Therapeutics, Latuda, marketed by Sumitomo Pharma, Caplyta, marketed by Intra-Cellular Therapies, and Lybalvi, marketed by Alkermes. Many of these drugs are prescribed for a variety of neuropsychiatric conditions, including bipolar disorder, depression and Tourette syndrome. Additionally, we are aware of several product candidates in clinical development that are intended to provide an antipsychotic benefit, including product candidates being developed by Acadia Pharmaceuticals, or Acadia, Sunovion Pharmaceuticals, Roche, Neurocrine Biosciences, SyneuRx, Newron Pharmaceuticals, MapLight Therapeutics, Reviva Pharmaceuticals, Boehringer Ingelheim, Teva Pharmaceuticals, Anavax Life Sciences, Intra-Cellular Therapies, Otsuka Holdings, Alkermes and Cerevel Therapeutics.

There are currently no FDA-approved drugs for the negative or cognitive symptoms of schizophrenia. However, we are aware of companies with product candidates in clinical development for the treatment of the negative and cognitive symptoms of schizophrenia, including Boehringer Ingelheim and Neurocrine Biosciences for cognitive symptoms, and Acadia, Otsuka Holdings, Minerva Neurosciences and Roche for negative symptoms.

Psychosis in Patients with Alzheimer’s Disease

There are currently no approved treatments for psychosis related to AD. Patients with AD are commonly treated with antipsychotic medications that are indicated and approved for schizophrenia. In 2020, Acadia submitted an sNDA application for marketing authorization of its drug (currently approved for a different indication) for the treatment of hallucinations and delusions associated with DRP, and the FDA issued a complete response letter in April 2021. Acadia resubmitted this sNDA, for the treatment of hallucinations and delusions associated with dementia focused on AD psychosis, in the first quarter of 2022 and the FDA issued a complete response letter in August 2022. In June 2022, Otsuka Holdings and Lundbeck announced positive Phase 3 results of brexpiprazole (Rexulti) in the treatment of agitation in patients with Alzheimer's dementia, and in January 2023, the FDA accepted the submitted sNDA application. Additionally, we are aware of several product candidates in clinical development that are intended to provide an antipsychotic benefit to patients with AD-related psychosis, including product candidates being developed by Sunovion Pharmaceuticals, BioXcel Therapeutics, Intra-Cellular Therapies, Otsuka Holdings and Lundbeck, Acadia, Axsome Therapeutics, Janssen Pharmaceuticals, Suven Life Sciences, Merck and Cerevel Therapeutics. Available treatments for AD patients are only indicated for enhancing cognition in AD patients, and include acetylcholinesterase inhibitors such as donepezil, galantamine, rivastigmine and memantine. These medications are available generically although specific dosage forms and combinations are proprietary and marketed by large pharmaceutical companies, such as Allergan, Janssen Pharmaceuticals, Novartis and Pfizer.

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

Product Candidates

KarXT

We exclusively license KarXT from PureTech Health LLC, or PureTech Health, a patent family that, as of February 15, 2023, comprises two issued U.S. patents with claims directed to an oral medicament comprising certain doses of xanomeline and/or the salt thereof and certain doses of trospium chloride, three issued U.S. patents with claims directed to methods for treating CNS disorders using an oral medicament comprising certain doses of xanomeline and/or salts thereof and certain doses of trospium chloride, issued patents in Canada, Europe, Japan and Hong Kong, and a total of five patent applications pending, one in each of the U.S., Europe and Hong Kong, and two in Japan. The patents and the pending patent applications, if issued, are expected to expire in 2030 without taking into account a possible Patent Term Extension, or PTE, or any possible patent term adjustments.

We also own four issued U.S. patents, issued patents in Australia, Brazil, Canada, Israel, India, Japan, Korea, Mexico, and New Zealand, and one pending U.S. patent application, and a total of 21 pending patent applications in Australia, Canada, Chile, China, Costa Rica, Eurasia, Egypt, Europe, Hong Kong, Indonesia, Israel, Japan, the Philippines, Saudi Arabia, Singapore, Thailand, Ukraine, Vietnam, and South Africa with claims directed towards the KarXT drug product, including claims to an oral pharmaceutical composition, comprising a plurality of xanomeline beads having a core comprising xanomeline or a salt thereof, and a plurality of trospium beads having a core comprising a salt of trospium, and related methods of treatment using the KarXT drug product. The patents and the pending patent applications, if issued, are expected to expire in 2039 without taking into account a possible PTE or any possible patent term adjustments.

We also own one pending U.S. non-provisional patent application and a total of four pending patent applications, one in each of Canada, China, Europe, and Japan, with claims directed to the use of KarXT for treating schizophrenia or a disease related to schizophrenia in a patient in need thereof. The patent applications, if issued, are expected to expire in 2040 without taking into account a possible PTE or any possible patent term adjustments.

We also own one pending PCT application and one Taiwanese application, with claims directed towards treating a disorder ameliorated by activating muscarinic receptors in an elderly patient in need thereof using xanomeline and/or a salt thereof and a salt of trospium. The pending patent applications, if issued, are expected to expire in 2042 without taking into account a possible PTE or any possible patent term adjustments.

We also own one pending U.S. patent application, one pending US provisional application, one PCT application, and one European application with claims directed towards treating CNS disorders with xanomeline and/or a salt thereof and an antipsychotic. The pending patent applications, if issued, are expected to expire in 2042 without taking into account a possible PTE or any possible patent term adjustments.

We also own two pending U.S. provisional applications with claims directed towards treating CNS disorders with xanomeline and/or a salt thereof and a second therapeutic agent. The pending patent applications, if issued, are expected to expire in 2043 without taking into account a possible PTE or any possible patent term adjustments.

We also own one issued U.S. patent, one pending U.S. patent application, one pending U.S. provisional application, and a total of six pending applications in Australia, Canada, China, Europe, Japan, and New Zealand with claims directed to compounds targeting muscarinic receptors and methods of treatment using such compounds. The patent applications claiming priority to and the benefit of these provisional applications, if issued, are expected to expire in 2040 or 2041 without taking into account a possible PTE or any possible patent term adjustments. Our U.S. and foreign patent applications also disclose other muscarinic activators in combination with other muscarinic inhibitors to treat CNS disorders.

KAR-2618

With respect to KAR-2618, we exclusively license from GFB (ABC), LLC, or GFB, assignee of the assignment estate of Goldfinch Bio, six patent families that are collectively directed to compound KAR-2618, along with formulations, biomarker technology, combination therapy, and methods of use. Our first exclusively licensed patent family from GFB is directed to a genus of TRPC4/5 compounds and methods of use and, as of February 15, 2023, contains one pending U.S. patent application along with patent applications pending in Europe, Hong Kong, Australia, and Canada. Any U.S. or foreign patents that issue based on the pending patent applications, if granted and if all appropriate maintenance fees are paid, are expected to expire in year 2038, without taking into account any patent term adjustment, PTE, or supplementary protection certificate, or SPC.

Our second exclusively licensed patent family from GFB describes KAR-2618 and methods of use and, as of February 15, 2023, contains two U.S. patents, one pending U.S. patent application, and patent applications pending in Europe, Japan, Australia, Canada, China, and over 20 additional foreign countries. These U.S. patents, and any U.S. or foreign patents that issue based on the pending patent applications, if granted and if all appropriate maintenance fees are paid, are expected to expire in year 2039, without taking into account any patent term adjustment, PTE, or SPC.

Our third patent family exclusively licensed from GFB is directed to polymorphic forms of KAR-2618 and methods of use and, as of February 15, 2023, contains one pending U.S. patent application and patent applications pending in Europe, Japan, Australia, Canada, China, and two additional foreign countries. Any U.S. or foreign patents that issue based on the pending patent applications, if granted and if all appropriate maintenance fees are paid, are expected to expire in year 2040, without taking into account any patent term adjustment, PTE, or SPC.

Our fourth patent family exclusively licensed from GFB is directed to formulations containing KAR-2618 and methods of use thereof and, as of February 15, 2023, contains one pending U.S. patent application and patent applications pending in Europe, Japan, Australia, Canada, China, and over five additional foreign countries. Any U.S. or foreign patents that issue based on the pending patent applications, if granted and if all appropriate maintenance fees are paid, are expected to expire in year 2040, without taking into account any patent term adjustment, PTE, or SPC.

Our fifth patent family exclusively licensed from GFB is directed to combination therapy using KAR-2618 and, as of February 15, 2023, contains one pending U.S. patent application and patent applications pending in Europe, Japan, Australia, Canada, China, and over five additional foreign countries. Any U.S. or foreign patents that issue based on the pending patent applications, if granted and if all appropriate maintenance fees are paid, are expected to expire in year 2040, without taking into account any patent term adjustment, PTE, or SPC.

We also exclusively licensed from GFB a patent family directed to biomarker technology and certain methods of use, which, as of February 15, 2023, contains one pending U.S. patent application and patent applications pending in Europe, Japan, Australia, Canada, China, and over 15 additional foreign countries. Any U.S. or foreign patents that issue based on the pending patent applications, if granted and if all appropriate maintenance fees are paid, are expected to expire in year 2040, without taking into account any patent term adjustment, PTE, or SPC.

Additionally, with respect to KAR-2618, as of February 15, 2023, we solely own two pending U.S. provisional patent applications directed to methods of use. Any U.S. or foreign patents that issue from a non-provisional patent application filed in the future based on these provisional patent applications, if granted and if all appropriate maintenance fees are paid, are expected to expire in year 2042, without taking into account any patent term adjustment, PTE, or SPC.

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

We paid Eli Lilly an upfront payment of $100,000 and have agreed to make milestone payments to Eli Lilly of up to an aggregate of $16 million upon the achievement of specified regulatory milestones and up to an aggregate of $54 million in commercial milestones. As of December 31, 2022, no regulatory or commercial milestones have been reached and, accordingly, no milestone payments have been made.

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

Patent License Agreement with PureTech Health LLC

In March 2011, we entered into an exclusive license agreement, or the PureTech License Agreement, with PureTech Health, pursuant to which PureTech Health granted us an exclusive license to patent rights relating to combinations of a muscarinic activator with a muscarinic inhibitor for the treatment of CNS disorders.

In connection with the PureTech License Agreement, we have agreed to make milestone payments to PureTech Health of up to an aggregate of $10 million upon the achievement of specified development and regulatory milestones, of which we paid PureTech Health a milestone payment of $2 million in 2020. As of December 31, 2022, no other milestone payments have been made under the PureTech License Agreement.

In addition, we are obligated to pay PureTech Health low single-digit royalties on the worldwide net sales of any commercialized product covered by the licenses granted under the PureTech License Agreement. In the event that we sublicense any of the patent rights granted under the PureTech License Agreement, we will be obligated to pay PureTech Health royalties within the range of 15% to 25% on any income we receive from the sublicensee, excluding royalties. We paid less than $0.1 million in sublicense income associated with the Zai License Agreement to PureTech Health in 2021. As of December 31, 2022, no other royalty payments have been made under the PureTech License Agreement.

We may terminate the PureTech License Agreement for any reason with proper prior notice to PureTech Health. Either party may terminate the PureTech License Agreement upon an uncured material breach by the other party.

License Agreement with Zai Lab

In November 2021, we entered into a License Agreement, or the Zai License Agreement, with Zai Lab (Shanghai) Co., Ltd, or Zai, pursuant to which we granted to Zai the right to exclusively develop, manufacture and commercialize KarXT in mainland China, Hong Kong, Macau, and Taiwan, referred to as the Licensed Territory.

Under the terms of the Zai License Agreement, we received a $35 million upfront payment and are eligible to receive total development and regulatory milestone payments of up to an additional $80 million. As of December 31, 2022, we have received $10 million of the potential $80 million in development and regulatory milestone payments under the Zai License Agreement. We are also eligible to receive total sales milestone payments up to $72 million and low double-digit to high-teens tiered royalties based on annual net sales of KarXT in the Licensed Territory, subject to reduction under specified circumstances. Zai will fund substantially all development, regulatory, and commercialization activities in the Licensed Territory.

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

License Agreement with GFB

In January 2023, we entered into an exclusive license agreement, or the GFB License Agreement, with GFB, assignee of the assignment estate of Goldfinch Bio, pursuant to which GFB granted us the exclusive right and license to develop, manufacture, and commercialize GFB’s TRPC4/5 candidates, or the GFB Compounds, including the lead clinical-stage candidate known as KAR-2618 (formerly GFB-887). We agreed to use commercially reasonable efforts to develop, obtain regulatory approval for, and commercialize at least one licensed product that contains or comprises a GFB Compound in at least two indications in the United States.

Under the terms of the GFB Agreement, we paid to GFB a $15 million upfront payment, and agreed to pay a total of up to $520 million for each GFB Compound upon the achievement of certain development, regulatory and commercial milestones with respect to such GFB Compound, of which $110 million, $150 million, and $260 million are related to development, regulatory, and commercial sales milestones, respectively. We also agreed to pay GFB a flat low-single digit royalty on aggregate net sales of each licensed product on a country-by-country basis until the expiration of the applicable royalty term, which ends on the later of (i) the expiration date of the last valid claim covering the licensed product in such country, (ii) the expiration date of regulatory exclusivity with respect to such licensed product in such country, and (iii) the date that is a specific period after the first commercial sale of such licensed product in such country. The royalty rate is subject to reduction on a licensed product-by-licensed product and country-by-country basis under certain circumstances. In the event that we sublicense to a third party any of the rights to the licensed intellectual property granted under the GFB License Agreement, we will be obligated to pay GFB royalties within the range of 25% to 35% on any consideration we receive from the sublicensee, excluding royalties and certain other payments.

Unless earlier terminated, the GFB Agreement will expire on the expiration of the last to expire royalty term. Unless the GFB Agreement is earlier terminated, on expiration of each applicable royalty term, we will have a fully paid-up, irrevocable and perpetual license to develop, manufacture and commercialize each applicable licensed product in the applicable country. Either party may terminate the GFB Agreement for the other party’s material breach, following a customary notice and cure period, or insolvency. We may terminate the GFB Agreement for any reason upon 90 days written notice to GFB.

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

A sponsor may choose, but is not required, to conduct a foreign clinical study under an IND. When a foreign clinical study is conducted under an IND, all FDA IND requirements must be met unless waived. When the foreign clinical study is not conducted under an IND, the sponsor must ensure that the study is conducted in accordance with GCP, including review and approval by an independent ethics committee, or IEC, and obtaining informed consent from subjects. The GCP requirements are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical studies, as well as the quality and integrity of the resulting data. FDA must also be able to validate the data from the study through an on-site inspection if necessary.

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

The accelerated approval pathway is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the product’s clinical benefit. As a result, a product candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Under the Food and Drug Omnibus Reform Act of 2022, or FDORA, the FDA is permitted to require, as appropriate, that a post-approval confirmatory study or studies be underway prior to approval or within a specified time period after the date of approval for a product granted accelerated approval. Sponsors are also required to send updates to the FDA every 180 days on the status of such studies, including progress toward enrollment targets, and the FDA must promptly post this information publicly. Under FDORA, the FDA is empowered to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory study or submit timely reports to the agency on their progress. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, could result in the FDA’s withdrawal of the approval and require the withdrawal of the product from the market on an expedited basis. In addition, the FDA generally requires, unless otherwise informed by the agency, pre-approval of promotional materials for product candidates approved under accelerated approval, which could adversely impact the timing of the commercial launch of the product.

The FDA’s Decision on an NDA

On the basis of the FDA’s evaluation of the NDA and accompanying information, including the results of the inspection of the manufacturing facilities and select clinical trial sites, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If a complete response letter is issued, the applicant may resubmit the NDA to address all of the deficiencies identified in the letter, withdraw the application, or request a hearing. If the applicant resubmits the NDA, the FDA will only issue an approval letter when the deficiencies have been addressed to the FDA’s satisfaction. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

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

Patent Term Restoration and Extension

A patent claiming a new drug product may be eligible for a limited patent term extension under the Hatch-Waxman Amendments, which permits a patent term restoration of up to five and a half years for patent term lost during product development and the FDA regulatory review. The restoration period granted is typically one-half the time between the effective date of an IND and the submission date of an NDA, plus the time between the submission date of an NDA and the ultimate approval date, provided the sponsor acted with diligence. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date. Only one patent applicable to an approved drug product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent in question and within 60 days of drug approval. A patent that covers multiple drugs for which approval is sought can only be extended in connection with one of the approvals. The U.S. Patent and Trademark Office reviews and approves the application for any patent term extension or restoration in consultation with the FDA.

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

Clinical Trial Approval

In April 2014, the European Union adopted the new Clinical Trials Regulation, (EU) No 536/2014 (Clinical Trials Regulation), which replaced the Clinical Trials Directive 2001/20/EC on 31 January 2022. The Clinical Trials Regulation is directly applicable in all the EU Member States, meaning national implementing legislation in each EU Member State is not required. The transitory provisions of the new Clinical Trials Regulation provide that, by January 31, 2025, all ongoing clinical trials must have transitioned to the new Clinical Trials Regulation.

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

The United Kingdom has implemented Clinical Trials Directive 2001/20/EC into national law through the Medicines for Human Use (Clinical Trials) Regulations. Whether the United Kingdom will amend its legislation to align more closely with the new EU Regulation once that comes into effect is as yet unknown, however the Medicines and Healthcare products Regulatory Agency, or MHRA, the UK medicines regulator, has opened a consultation on a set of proposals designed to improve and strengthen the UK clinical trials legislation. Such consultation ran from January 17, 2022 to March 14, 2022, and the MHRA is currently analyzing feedback.

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

Under the above described procedures, before granting the marketing authorizations, the EMA or the competent authorities of the EU Member States of the make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety, and efficacy.

Now that the United Kingdom has left the European Union, Great Britain is no longer covered by centralized marketing authorizations (under the Northern Ireland Protocol, centralized EU authorizations continue to be recognized in Northern Ireland). All medicinal products with a current centralized authorization were automatically converted to Great Britain’s marketing authorizations on January 1, 2021. For a period of three years from January 1, 2021, the MHRA may rely on a decision taken by the European Commission on the approval of a new marketing authorization in the centralized procedure, in order to more quickly grant a new Great Britain marketing authorization. A separate application will, however, still be required. On January 24, 2023, the MHRA announced that a new international recognition framework will be put in place from January 1, 2024, which will have regard to decisions on the approval of marketing authorizations made by the EMA and certain other regulators. The MHRA also has the power to have regard to marketing authorizations approved in EU Member States through the decentralized or mutual recognition procedures a view to more quickly granting a marketing authorization in the United Kingdom or Great Britain.

Data and Market Exclusivity in the European Union

In the European Union, innovative medicinal products approved on the basis of a complete and independent data package qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity pursuant to Directive 2001/83/EC. Regulation (EC) No 726/2004 repeats this entitlement for medicinal products authorized in accordance with the centralized authorization procedure. Data exclusivity prevents applicants for authorization of generics of these innovative products from referencing the innovator’s pre-clinical and clinical trial data contained in the dossier of the reference product when applying for a generic marketing authorization in the European Union, during a period of eight years from the date on which the reference product was first authorized in the European Union. During an additional two-year period of market exclusivity, a generic marketing authorization application can be submitted and authorized, and the innovator’s data may be referenced, but no generic medicinal product can be placed on the EU market until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. There is no guarantee that a product will be considered by the EMA to be an innovative medicinal product, and products may not qualify for data exclusivity. Even if a product is considered to be an innovative medicinal product so that the innovator gains the prescribed period of data exclusivity, another company nevertheless could also market another version of the product if such company obtained marketing authorization based on an MAA with a complete independent data package of pharmaceutical tests, preclinical tests and clinical trials.

Periods of Authorization and Renewals

A marketing authorization has an initial validity for five years in principle. The marketing authorization may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the EU Member State for a nationally authorized product. Once subsequently definitively renewed, the marketing authorization shall be valid for an unlimited period, unless the European Commission or the national competent authority decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal period. Any authorization which is not followed by the actual placing of the medicinal product on the EU market (in the case of the centralized procedure) or on the market of the authorizing EU Member State (for a nationally authorized product) within three years after authorization ceases to be valid (the so-called sunset clause).

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

•
The manufacturing of authorized medicinal products, for which a separate manufacturer’s license is mandatory, must also be conducted in strict compliance with the applicable EU laws, regulations and guidance, including Directive 2001/83/EC, Directive 2003/94/EC, Regulation (EC) No 726/2004 and the European Commission Guidelines for Good Manufacturing Practice. These requirements include compliance with EU cGMP standards when manufacturing medicinal products and active pharmaceutical ingredients, including the manufacture of active pharmaceutical ingredients outside of the European Union with the intention to import the active pharmaceutical ingredients into the European Union.
•
The marketing and promotion of authorized drugs, including industry-sponsored continuing medical education and advertising directed toward the prescribers of drugs and/or the general public, are strictly regulated in the European Union. Direct-to-consumer advertising of prescription medicines is prohibited across the European Union.

The aforementioned European Union rules are generally applicable in the European Economic Area, or EEA, which consists of the EU Member States, plus Norway, Liechtenstein and Iceland.

European General Data Protection Regulation

In the event we decide to conduct clinical trials in the European Union, we may be subject to additional privacy restrictions. The collection and use of personal data including health information in the European Union is governed by the provisions of the General Data Protection Regulation, or GDPR, as well as national data protection laws. The GDPR imposes a broad range of strict requirements on companies subject to the GDPR, such as including requirements relating to having legal bases for processing personal data relating to identifiable individuals and transferring such information outside the EEA, including to the United States (see below), providing details to those individuals regarding the processing of their personal data, implementing safeguards to keep personal data secure, having data processing agreements with third parties who process personal data, providing information to individuals regarding data processing activities, responding to individuals’ requests to exercise their rights in respect of their personal data, obtaining consent of the individuals to whom the personal data relates, reporting security and privacy breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers, conducting data protection impact assessments, and record-keeping. The GDPR allows for penalties to which we could be subject in the event of any non-compliance, including fines of up to €20,000,000 or 4% of total annual global revenue, whichever is greater. The GDPR imposes additional responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. This may be onerous and adversely affect our business, financial condition, results of operations and prospects.

In addition, the United Kingdom incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law, or UK GDPR, following its exit from the EU in 2020. The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. The UK Government has announced plans to reform the data protection legal framework in its Data Reform Bill but those have been put on hold. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the United Kingdom is regarded as a third country under the EU’s GDPR, the European Commission has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the European Union to the United Kingdom remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the United Kingdom as providing adequate protection. The UK government has confirmed that personal data transfers from the United Kingdom to the EEA remain free flowing.

Brexit and the Regulatory Framework in the United Kingdom

The United Kingdom formally left the European Union on January 31, 2020, and the European Union and the United Kingdom have concluded a trade and cooperation agreement, or the TCA, which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not foresee wholesale mutual recognition of UK and EU pharmaceutical regulations. At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework continues to apply in Northern Ireland). The regulatory regime in Great Britain therefore aligns in many ways with current EU regulations, however it is possible that these regimes will diverge significantly in the future now that Great Britain’s regulatory system is independent from the European Union and the TCA does not provide for mutual recognition of UK and EU pharmaceutical legislation.

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
•
Transparency Requirements—The federal Physician Payments Sunshine Act, created under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, and its implementing regulations, require manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, to report annually to the HHS under the Open Payments Program, information related to payments or other transfers of value made to physicians, certain other healthcare professionals, and teaching hospitals, as well as ownership and investment interests held by physicians, certain other healthcare professional and their immediate family members. Effective January 1, 2022, these reporting obligations were extended to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners;
•
Price Reporting Laws— Federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs;
•
Analogous State and Foreign Laws—Analogous state and foreign fraud and abuse laws and regulations, such as state anti-kickback and false claims laws, which may be broader in scope and apply regardless of payor. These laws are enforced by various state agencies and through private actions. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant federal government compliance guidance, require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, and restrict marketing practices or require disclosure of marketing expenditures or drug pricing. Some state and local laws require the registration of pharmaceutical sales representatives. State and foreign laws also govern the privacy and security of health information in some circumstances. These data privacy and security laws may differ from each other in significant ways and often are not pre-empted by HIPAA, which may complicate compliance efforts;

•
California Privacy Rights Act (CPRA) – The CPRA established a privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. While clinical trial data and information governed by HIPAA are exempt from the CPRA, other personal information may be applicable. In addition to the CPRA, new privacy and data security laws have been proposed in more than half of the states in the United States and in the U.S. Congress, reflecting a trend toward more stringent privacy legislation in the United States. The effects of the CPRA, and other similar state or federal laws, are potentially significant and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation; and
•
Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring manufacturers to report information related to payments to physicians and other healthcare providers, marketing expenditures, and drug pricing information. Certain state and local laws require the registration of pharmaceutical sales representatives. State and foreign laws, including for example GDPR, also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

There have been a number of federal and state proposals in recent years regarding the pricing of pharmaceutical products, limiting coverage and the amount of reimbursement for drugs and other medical products, government control and other changes to the healthcare system in the United States. For example, in March 2010, the United States Congress enacted the Affordable Care Act, or the ACA, which, among other things, includes contains to the coverage and payment for products under government health care programs. The ACA includes provisions of importance to our potential product candidates, including among other things, that:

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

In addition, other legislative and regulatory changes have been proposed and adopted in the United States since the ACA was enacted:

•
On August 2, 2011, the U.S. Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Following the temporary suspension, a 1% payment reduction began April 1, 2022, lasting through June 30, 2022. The 2% payment reduction resumed on July 1, 2022.
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

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. At a federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On September 25, 2020, CMS stated drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates would have been calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. However, on December 29, 2021 CMS rescinded the Most Favored Nations rule.

Additionally, on November 30, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. The Inflation Reduction Act of 2022, or the IRA, further delayed implementation of this rule to January 1, 2032. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

In August 2022, the IRA was signed into law. The IRA includes several provisions that will impact our business to varying degrees, including provisions that create a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, impose new manufacturer financial liability on all drugs in Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries. The effect of IRA on our business and the healthcare industry in general is not yet known.

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

Facilities

Our headquarters are located at 99 High Street, Floor 26, Boston, Massachusetts, where we occupied approximately 25,443 square feet of leased office space as of December 31, 2022. This lease expires in December 2025.

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

As of February 15, 2023, we had 210 full-time employees, including a total of 50 employees with M.D. and/or Ph.D. degrees. Of our workforce, 142 employees are directly engaged in research and development with the rest providing administrative, business and operations support. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider the relationship with our employees to be good.

Diversity, Equity and Inclusion

We are committed to cultivating and preserving a culture of diversity, equity and inclusion, and aim to foster an inclusive environment through respect, collaboration, and open communication. We embrace and encourage the differences among our employees that make them unique, and believe that these differences, as well as corresponding diversity of opinions and thought, contribute to our success as a company. During 2022, we established an employee-led committee dedicated to diversity, equity and inclusion at Karuna. As we grow and mature, we will continue to implement initiatives to foster the diversity and inclusiveness of our workforce, and to ensure that employees of all backgrounds can thrive at Karuna.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our clinical development and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Since our inception, we have devoted a significant portion of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our financial condition and operating results, including net losses, may fluctuate significantly from quarter to quarter and year to year. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance. Additionally, net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net losses were $276.3 million, $143.8 million and $68.6 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, we had an accumulated deficit of $564.2 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, KarXT in our initial and potential additional indications as well as for other product candidates, and prepare for potential commercialization.

We anticipate that our expenses will increase substantially if and as we:

•
continue to develop and conduct clinical trials for KarXT for our initial and potential additional indications;
•
initiate and continue research and development, including preclinical, clinical, and discovery efforts for KAR-2618 (formerly GFB-887) and any future product candidates;
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
•
establish sales, marketing, distribution, manufacturing, supply chain and other commercial infrastructure to commercialize various products for which we may obtain regulatory approval;
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

Our ability to become and remain profitable depends on our ability to generate revenue. We do not expect to generate significant revenue, if any, unless and until we, either alone or with a collaborator, are able to obtain regulatory approval for, and successfully commercialize, KarXT for our initial and potential additional indications, or any other product candidates we may develop, license or acquire, including KAR-2618. Successful commercialization will require achievement of many key milestones, including demonstrating safety and efficacy in clinical trials, obtaining regulatory, including marketing, approval for these product candidates, manufacturing, marketing and selling those products for which we, or any of our existing or future collaborators, may obtain regulatory approval, satisfying any post-marketing requirements and obtaining reimbursement for our products from private insurance or government payors. Because of the uncertainties and risks associated with these activities, we are unable to accurately and precisely predict the timing and amount of revenues, the extent of any further losses or if or when we might achieve profitability. We and our existing or future collaborators may never succeed in these activities and, even if we, or any existing or future collaborators, do, we may never generate revenues that are large enough for us to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

Our operations to date have been limited to organizing, staffing and financing our company, raising capital, licensing our technology, conducting research and development activities, including preclinical studies and clinical trials, for our product candidates, and preparing for potential commercialization. We have not yet demonstrated an ability to generate product revenues, obtain regulatory approvals, manufacture a commercial-scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in clinical development, especially clinical-stage biopharmaceutical companies such as ours. Any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives. We are in the process of transitioning from a company with a development focus to a company capable of supporting commercial activities, and may not be successful in such a transition.

We may need substantial additional funding, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product discovery and development programs or commercialization efforts.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to continue the preclinical and clinical development of our current and future programs. If we are able to gain marketing approval for product candidates that we develop, including any indication for which we are developing or may develop KarXT, we will require significant additional amounts of cash in order to launch and commercialize such product candidates to the extent that such launch and commercialization costs are not the responsibility of a collaborator. In addition, other unanticipated costs may arise in the course of our development efforts. Because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop.

Our future capital requirements depend on many factors, including:

•
the scope, progress, results and costs of researching and developing KarXT for our initial and potential additional indications, as well as other product candidates we may develop;
•
the timing of, and the costs involved in, obtaining marketing approvals for KarXT for our initial and potential additional indications, and other product candidates we may develop and pursue, including KAR-2618;
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
•
subject to the receipt of regulatory approval, revenue, if any, received from commercial sales of KarXT, KAR-2618, or any other product candidate we may develop and pursue, for any approved indications;
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

We cannot be certain that additional funding will be available on acceptable terms, or at all. We have no committed source of additional capital and if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates or other research and development initiatives. Any of our current or future license agreements may also be terminated if we are unable to meet the payment or other obligations under the agreements.

We believe that our existing cash, cash equivalents and available-for-sale investments as of December 31, 2022 will be sufficient to meet our anticipated operating and capital expenditure requirements through the end of 2025. Our estimate may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

At December 31, 2022 we had federal net operating loss carryforwards totaling $406.5 million, of which $9.8 million begin to expire in 2029 and $396.7 million can be carried forward indefinitely. In addition, we had state net operating loss carryforwards totaling $321.5 million which begin to expire in 2030. We also had federal and state research and development tax credit carryforwards of $34.9 million and $4.9 million which begin to expire in 2031. Because we had historically been a subsidiary of PureTech, $406.0 million and $301.5 million of the federal and state net operating loss carryforwards, respectively, can be used to offset income on our future tax returns. In addition, $34.8 million and $4.9 million of the federal and state tax credit carryforwards, respectively, can be used to offset tax due on our future tax returns. Our net operating loss and tax credit carryforwards could, in whole or in part, expire unused and be unavailable to offset future income tax liabilities.

In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses or tax credits, or NOLs or credits, to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. We assessed our potential Section 382 limitations during the year ended December 31, 2022, and while certain tax attributes are subject to annual limitations, none are expected to be restricted in their future utilization if we earn sufficient future profits to utilize the tax attributes. If an ownership change does occur in the future, existing NOLs or credits may be subject to such limitations. Our NOLs or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits and as a result it is possible that a limitation on our ability to use our historical NOLs or credits could harm our future operating results by effectively increasing our future tax obligations.

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

The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, in August 2022, the United States enacted the Inflation Reduction Act, which implemented a 15% minimum tax on book income for certain companies and introduced a 1% excise tax on stock buybacks. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. We urge investors to consult with their legal and tax advisers regarding the implications of potential changes in tax laws on an investment in our common stock.

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

Our business substantially depends upon the successful development of KarXT. If we are unable to obtain regulatory approval for, and successfully commercialize, KarXT, our business may be materially harmed.

We currently have no products approved for sale and are investing the majority of our efforts and financial resources in the development of our lead product candidate, KarXT, for psychosis in patients with schizophrenia and psychosis related to Alzheimer's disease, or ADP. Successful continued development and ultimate regulatory approval of KarXT for our initial and potential additional indications is critical to the future success of our business. We will need to raise sufficient funds for, and successfully enroll and complete, our clinical development programs of KarXT for psychosis in patients with schizophrenia and ADP, and possibly other diseases. The future regulatory and commercial success of KarXT is subject to a number of risks, including the following:

•
successful completion of preclinical studies and clinical trials;
•
successful patient enrollment in clinical trials;
•
receipt and maintenance of marketing approvals from applicable regulatory authorities;
•
obtaining and maintaining patent and trade secret protection and regulatory exclusivity for KarXT;
•
making arrangements with third-party manufacturers, or establishing manufacturing capabilities, for both clinical and commercial supplies of KarXT;
•
maintaining existing collaborations and entry into new collaborations to further the development of KarXT;
•
establishing sales, marketing and distribution capabilities and commercial launch of KarXT, if and when approved, whether alone or in collaboration with others;
•
successful commercial launch of KarXT, if and when approved;
•
acceptance of KarXT, if and when approved, by patients, the medical community and third-party payors;
•
obtaining and maintaining third-party insurance coverage and adequate reimbursement;

•
maintaining a continued acceptable safety profile of KarXT following approval;
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

We have never obtained regulatory approval for, or commercialized, a drug. It is possible that the FDA may refuse to accept any or all of our planned NDAs for substantive review or may conclude after review of our data that our application is insufficient to obtain regulatory approval for any product candidates. If the FDA does not approve any of our planned NDAs, it may require that we conduct additional costly clinical, nonclinical or manufacturing validation studies before it will reconsider our applications. Depending on the extent of these or any other FDA-required studies, approval of any NDA or other application that we submit may be significantly delayed, possibly for several years, or may require us to expend more resources than we have available. Any failure in obtaining regulatory approvals would prevent us from commercializing KarXT for any indication or any other product candidate, generating revenues and achieving and sustaining profitability. It is also possible that additional trials, if performed and completed, may not be considered sufficient by the FDA to approve any NDA or other application that we submit. If any of these outcomes occur, we may be forced to abandon the development of our product candidates, which would materially adversely affect our business and could potentially cause us to cease operations. We and our collaborators may face similar risks for our applications in foreign jurisdictions. In addition, difficulties in obtaining approval of KarXT in any of the initial indications for which we are developing it could adversely affect our efforts to seek approval from regulatory authorities for KarXT in other indications.

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

We, and any future collaborators, are not permitted to commercialize, market, promote or sell any product candidate in the United States without obtaining regulatory approval from the FDA. Foreign regulatory authorities, such as the European Medicines Agency, or EMA, impose similar requirements. The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable, but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. To date, neither we nor our collaborator have submitted an NDA to the FDA or similar drug approval submissions to comparable foreign regulatory authorities for KarXT, nor have we submitted an NDA for any other product candidate. We, and any existing or future collaborators, must complete additional preclinical or nonclinical studies and clinical trials to demonstrate the safety and efficacy of our product candidates in humans before we will be able to obtain these approvals.

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

We may experience delays in completing our clinical trials or preclinical studies and initiating or completing additional clinical trials. We may also experience numerous unforeseen events during our clinical trials that could delay or prevent our ability to receive marketing approval or commercialize the product candidates we develop, including:

•
regulators, or institutional review boards, or IRBs, or other reviewing bodies may not authorize us or our investigators to commence a clinical trial, or to conduct or continue a clinical trial, at a prospective or existing trial site;
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

Negative or inconclusive results from our ongoing Phase 3 EMERGENT clinical trials of KarXT for the treatment of psychosis in patients with schizophrenia, our ongoing Phase 3 ARISE or ADEPT programs, or any other clinical trial or preclinical studies in animals that we conduct, could mandate repeated or additional clinical trials and could result in changes to or delays in clinical trials of KarXT in other indications. We do not know whether any clinical trials that we are conducting or may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market KarXT, or any other product candidate, for our initial or potential additional indications. If later stage clinical trials do not produce favorable results, our ability to obtain regulatory approval for KarXT for our initial or potential additional indications, or any other product candidate, may be adversely impacted.

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

We acquired rights to xanomeline from Eli Lilly and Company, or Eli Lilly, in 2012. More recently, we acquired rights to our investigational transient receptor potential canonical 4 and 5 (TRPC4/5) channel candidates, including the lead clinical-stage candidate, KAR-2618, from the assignment estate of Goldfinch Bio, Inc., or Goldfinch Bio, in 2023. We have relied on Eli Lilly and Goldfinch Bio to have conducted research and development in accordance with the applicable protocol, legal, regulatory and scientific standards, having accurately reported the results of all clinical trials conducted prior to our acquisition of the rights to xanomeline and KAR-2618, respectively, and having correctly collected and interpreted the data from these trials. If the research and development processes or the results of the development programs prior to our development of KarXT or KAR-2618 prove to be unreliable, this could result in increased costs and delays in the development of KarXT or KAR-2618, as applicable, which could adversely affect any future revenue from such product candidate.

We may also acquire or in-license additional product candidates for preclinical or clinical development or commercial sale in the future as we continue to build our pipeline. The risks associated with acquiring or in-licensing product candidates could result in delays in the commencement or completion of our preclinical studies and clinical trials of such product candidates, if ever, and our ability to generate revenues from such product candidates may be delayed.

The results to date of our preclinical studies and clinical trials do not guarantee that we will succeed in developing KarXT or any other product candidate into a marketable product. Initial data in our clinical trials may not be predictive of results obtained when these trials are completed or in subsequent trials.

The results of preclinical studies or clinical trials of our product candidates may not be predictive of the results we or our collaborators may obtain from subsequent clinical trials of the same product candidate. For example, the positive results seen in our Phase 3 EMERGENT-2 trial may not be predictive of future results of our EMERGENT-3 trial or any subsequent clinical trials in our EMERGENT program.

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
the impact of the COVID-19 pandemic;
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

Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays or might require us to abandon one or more clinical trials altogether. Delays in patient enrollment may result in increased costs, affect the timing or outcome of the planned clinical trials, product candidate development and approval process and jeopardize our ability to seek and obtain the regulatory approval required to commence product sales and generate revenue, which could prevent completion of these trials, adversely affect our ability to advance the development of our product candidates, cause the value of our company to decline and limit our ability to obtain additional financing if needed. In 2019, we initiated a Phase 1b clinical trial evaluating the safety and tolerability of KarXT in healthy elderly volunteers in order to select the most appropriate dose for future KarXT trials to assess efficacy and safety in a dementia-related psychosis, or DRP, patient population. Topline results from this trial were expected by the end of 2020. However, as a result of COVID-19’s impact on enrollment, we were not able to announce topline results from this trial until the second quarter of 2021. In 2021, we initiated our EMERGENT-3 clinical trial evaluating the efficacy and safety of KarXT compared to placebo in 256 adults with schizophrenia in the United States and Ukraine. Topline results for this trial were expected by the end of 2022. Due to the escalating conflict in Ukraine, in February 2022 we withdrew guidance for EMERGENT-3 and, as a result of not enrolling additional patients in Ukraine, delayed the expected release of topline results from this trial until the first quarter of 2023.

Changes in methods of product candidate manufacturing or formulation may result in additional costs or delay.

As product candidates proceed through preclinical studies to late-stage clinical trials towards potential approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize processes and results. For example, in our EMERGENT-1 trial, we used a co-formulation of KarXT, whereas previous clinical data were based on either xanomeline alone or xanomeline co-administered with trospium. We are currently exploring other formulations and modes of administration for KarXT, and to the extent we do the same for KAR-2618 or any future product candidate, such changes carry the risk that KarXT, KAR-2618 or such other product candidates will perform differently and could affect the results of clinical trials conducted with the modified product candidate. Such changes may also require additional testing, FDA notification or FDA approval. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commence sales and generate revenue.

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following regulatory approval, if obtained.

Undesirable side effects caused by KarXT, KAR-2618 or any future product candidate, could cause us or regulatory authorities to interrupt, delay or halt clinical trials, and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. In clinical trials of xanomeline, treatment was associated with transient increases in heart rate and liver function tests, both of which returned to baseline with continued treatment, and syncope. Electrocardiograms showed no clinically meaningful changes in cardiac conductivity, including QTc interval. In completed KarXT trials to date, we have not observed any other cardiac effects or liver function test results that are significantly different from placebo, and we have not observed any syncope associated with KarXT treatment. Similar to xanomeline, KarXT has been associated with an increase in heart rate across our trials, which decreased in magnitude toward the end of those trials. While KarXT was associated with a higher rate of reported treatment-emergent adverse events, or TEAEs, of hypertension compared to placebo in our Phase 3 EMERGENT-2 trial, mean blood pressure at endpoint was similar to baseline amongst the subset of patients with this TEAE and did not lead to trial discontinuation.

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

We have concentrated our research and development efforts on the treatment of psychiatric and neurological conditions, a field that faces certain challenges in drug development.

We have focused our research and development efforts on the treatment of psychiatric and neurological conditions. Efforts by biotechnology and pharmaceutical companies in this field have faced certain challenges in drug development. In particular, clinical trials focused on many neuroscience diseases such as schizophrenia or ADP rely on subjective patient-reported outcomes as key endpoints. This makes them more difficult to evaluate than indications with more objective endpoints. Furthermore, these indications are often subject to a placebo effect, which may make it more challenging to isolate the beneficial effects of our product candidates. There can be no guarantee that we will successfully overcome these challenges in our ongoing or any future clinical trials of our product candidates or that we will not encounter other challenges in the development of our product candidates.

Even if KarXT, KAR-2618 or any future product candidate of ours receives regulatory approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success, in which case we may not generate significant revenues or become profitable.

We have never commercialized a product, and even if KarXT for the treatment of any indication, or any future product candidate of ours, including KAR-2618, is approved by the appropriate regulatory authorities for marketing and sale, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. Many of the indications for our product candidates have well-established standards of care that physicians, patients and payors are familiar with and, in some cases, are available generically. Even if approved, KarXT, KAR-2618, or any other future product candidate of ours may not be successful in displacing these current standards of care if we are unable to demonstrate superior efficacy, safety, ease of administration, or cost-effectiveness. For example, physicians may be reluctant to take their patients off their current medications and switch their treatment regimen to KarXT. Further, patients often acclimate to the treatment regimen that they are currently taking and do not want to switch unless their physicians recommend switching products or they are required to switch due to lack of coverage and adequate reimbursement. In addition, even if we are able to demonstrate our product candidates’ safety and efficacy to the FDA and other regulators, including comparable foreign regulatory authorities, safety or efficacy concerns in the medical community may hinder market acceptance.

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

Any failure by KarXT, KAR-2618 or any other potential product candidate of ours that obtains regulatory approval to achieve market acceptance or commercial success would adversely affect our business prospects.

If we fail to develop and commercialize KarXT for additional indications or fail to discover, develop and commercialize other product candidates, such as KAR-2618, we may be unable to grow our business and our ability to achieve our strategic objectives would be impaired.

Although the development and commercialization of KarXT for the treatment of psychosis in patients with schizophrenia and ADP is our primary focus, as part of our longer-term growth strategy, we plan to evaluate KarXT in other indications and develop other product candidates, including KAR-2618. We intend to evaluate internal opportunities from KarXT or other potential product candidates, and also may choose to in-license or acquire other product candidates, such as KAR-2618, as well as commercial products to treat patients suffering from other disorders with significant unmet medical needs and limited treatment options. KAR-2618 and these other potential product candidates will require additional, time-consuming development efforts prior to commercial sale, including preclinical studies, clinical trials and approval by the FDA and/or applicable foreign regulatory authorities. All product candidates are prone to the risks of failure that are inherent in pharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, we cannot assure you that any such products that are approved will be manufactured or produced economically, successfully commercialized or widely accepted in the marketplace or be more effective than other commercially available alternatives.

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

Because we have limited financial and managerial resources, we intend to focus on developing product candidates for specific indications that we identify as most likely to succeed, in terms of their potential for regulatory approval, unmet need and potential commercial success. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that may prove to have greater commercial potential.

Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on research and development programs and product candidates for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate, including through entering into collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to the product candidate.

The market for KarXT for schizophrenia and DRP, KAR-2618 for mood and anxiety disorders, and any other product candidates we may develop may be smaller than we expect.

Our estimates of the potential market opportunity for KarXT for the treatment of psychosis in patients with schizophrenia and DRP, KAR-2618 for mood and anxiety disorders, as well as any other product candidates include several key assumptions based on our industry knowledge, industry publications and third-party research reports. There can be no assurance that any of these assumptions are, or will remain, accurate. If the actual market for KarXT or KAR-2618 for these or other indications, or for any other product candidate we may develop, is smaller than we expect, our revenues, if any, may be limited and it may be more difficult for us to achieve or maintain profitability.

Competitive products may reduce or eliminate the commercial opportunity for KarXT for our current or future indications. If our competitors develop technologies or product candidates more rapidly than we do, or their technologies are more effective or safer than ours, our ability to develop and successfully commercialize KarXT or other product candidates may be adversely affected.

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

Although there are no FDA-approved drugs for the negative and cognitive symptoms of schizophrenia, many large pharmaceutical companies market FDA-approved drugs for the treatment of the positive, or psychotic, symptoms of schizophrenia. These drugs include: Abilify and Abilify Maintena, marketed by Otsuka Holdings, Rexulti marketed by Lundbeck, Risperdal Consta, Invega, Invega Trinza and Invega Sustenna, marketed by Johnson & Johnson, Zyprexa, marketed by Eli Lilly, Vraylar, marketed by Abbvie, Clozaril, marketed by HLS Therapeutics, Latuda, marketed by Sumitomo Pharma, Caplyta, marketed by Intra-Cellular Therapies, and Lybalvi, marketed by Alkermes.

Similarly, while there are currently no FDA-approved treatments for DRP, including psychosis related to Alzheimer’s Disease, or AD, patients with DRP are commonly treated with antipsychotic medications that are indicated and approved for schizophrenia. In 2020, Acadia submitted an sNDA application for marketing authorization of its drug (currently approved for a different indication) for the treatment of hallucinations and delusions associated with DRP, and the FDA issued a complete response letter in April 2021. Acadia resubmitted this sNDA, for the treatment of hallucinations and delusions associated with dementia focused on AD psychosis, in the first quarter of 2022 and the FDA issued a complete response letter in August 2022. Available treatments for AD patients are only indicated for enhancing cognition in AD patients, and include acetylcholinesterase inhibitors such as donepezil, galantamine, rivastigmine and memantine. These medications are available generically although specific dosage forms and combinations are proprietary and marketed by large pharmaceutical companies such as Allergan, Janssen Pharmaceuticals, Novartis and Pfizer.

We believe that a significant number of product candidates are currently under development for the same indications we are currently pursuing, and may become commercially available in the future, for the treatment of conditions for which we may try to develop product candidates. For example, we are aware of several product candidates in clinical development that are intended to provide an antipsychotic benefit, including product candidates being developed by Acadia, Sunovion Pharmaceuticals and Cerevel Therapeutics. We are also aware of companies with product candidates in clinical development for the treatment of the negative and cognitive symptoms of schizophrenia, including Boehringer Ingelheim and Neurocrine Biosciences for cognitive symptoms, and Acadia Minerva Neurosciences and Roche for negative symptoms.

Our competitors may have significantly increased financial resources, a more established presence in the market and greater expertise in research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and reimbursement and marketing approved products than we do. Accordingly, our competitors may be more successful than we may be in obtaining regulatory approval for therapies and achieving widespread market acceptance. If we obtain approval for KarXT or any other future product candidate, we may face competition based on many different factors, including the efficacy, safety and tolerability of our products, the ease with which our products can be administered, the timing and scope of regulatory approvals for these products, the availability and cost of manufacturing, marketing and sales capabilities, price, and reimbursement coverage and patent position. Existing and future competing products could present superior treatment alternatives, including being more effective, safer, less expensive or marketed and sold more effectively than any products we may develop. In addition, our competitors may obtain patent protection, regulatory exclusivities or FDA approval and commercialize products more rapidly than we do, which may impact future approvals or sales of any of our product candidates that receive regulatory approval. Competitive products may make any products we develop obsolete or noncompetitive before we recover the expense of developing and commercializing our product candidates.

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

Karuna has several patents and pending patent applications directed to combinations of xanomeline and trospium chloride. These patents, however, would not prevent a third-party from creating, making, and marketing alternative combination therapies that fall outside the patent claim scope. There can be no assurance that any alternative combination therapies with xanomeline, or xanomeline as a single therapeutic, will not be therapeutically equivalent or commercially feasible. If an alternative combination with xanomeline, or xanomeline as a single therapeutic, is developed and approved for use in indications that we may seek approval for, the marketability and commercial success of KarXT, if approved, could be materially harmed.

If the FDA or comparable foreign regulatory authorities approve generic versions of KarXT or any other product candidate of ours that receives regulatory approval, or such authorities do not grant our products appropriate periods of non-patent exclusivity before approving generic versions of such products, the sales of such products could be adversely affected.

Once an NDA is approved, the product covered thereby becomes a “listed drug” in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” or the Orange Book. Manufacturers may seek approval of generic versions of reference-listed drugs through submission of abbreviated new drug applications, or ANDAs, in the United States. In support of an ANDA, a generic manufacturer generally must show that its product has the same active ingredient(s), dosage form, strength, route of administration, conditions of use and labeling as the reference listed drug and that the generic version is bioequivalent to the reference listed drug, meaning, in part, that it is absorbed in the body at the same rate and to the same extent. Generic products may be significantly less costly to bring to market than the reference listed drug and companies that produce generic products are generally able to offer them at lower prices. Moreover, many states allow or require substitution of therapeutically equivalent generic drugs at the pharmacy level even if the branded drug is prescribed. Thus, following the introduction of a generic drug, a significant percentage of the sales of any branded product or reference listed drug may be lost to the generic product.

The FDA may not approve an ANDA for a generic product until any applicable period of non-patent exclusivity for the reference listed drug has expired. The Federal Food, Drug, and Cosmetic Act, or FDCA, provides a period of five years of non-patent exclusivity for a new drug containing a new chemical entity, or NCE. Specifically, in cases where such exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification that a patent covering the listed drug is invalid, unenforceable or will not be infringed by the generic product, in which case the applicant may submit its application four years following approval of the listed drug. While we believe the FDA will treat the xanomeline in KarXT as an NCE, which would afford us with five years of NCE data exclusivity if approved, if it does not, the FDA may approve generic versions of KarXT three years after its date of approval, subject to the requirement that the ANDA applicant certifies to any patents listed for our products in the Orange Book. Three-year exclusivity is given to a drug if it contains an active moiety that has previously been approved, and the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant and are essential to the approval of the NDA. If approved, manufacturers may seek to launch these generic products following the expiration of the applicable marketing exclusivity period, even if we still have patent protection for our product.

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

We currently have limited commercial infrastructure, which includes but is not limited to, marketing, sales or distribution capabilities. If KarXT is approved for the treatment of psychosis in patients with schizophrenia or DRP, we intend to expand our commercial capabilities, either on our own or in collaboration with third parties, with technical expertise and supporting distribution capabilities to commercialize the approved product in key territories, which will require substantial additional resources. Some or all of these costs may be incurred in advance of any approval of KarXT. Any failure or delay in the development of our or third parties’ internal sales, marketing and distribution capabilities would adversely impact the commercialization of KarXT and other future product candidates.

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

With respect to our existing and future product candidates, we may choose to collaborate with third parties that have direct sales forces and established distribution systems to serve as an alternative to our own sales force and distribution systems. Our product revenue may be lower than if we directly marketed or sold our products, if approved. In addition, any revenue we receive will depend in whole or in part upon the efforts of these third parties, which may not be successful and are generally not within our control. If we or our collaborators are not successful in commercializing any approved products, our future product revenue will suffer and we may incur significant additional losses.

Any of our current and future product candidates for which we, or any existing or future collaborators, obtain regulatory approval in the future will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense and limit how we or such collaborators manufacture and market our products, which could impair our ability to generate revenue. If we or such collaborators fail to comply with applicable regulatory requirements or experience unanticipated problems with any product following approval, we or such collaborators may be subject to substantial penalties.

Once regulatory approval has been granted, an approved product and its manufacturer and marketer are subject to ongoing review and extensive regulation. We, and any existing or future collaborators, must therefore comply with requirements concerning, among other things, manufacturing, labeling, packaging, storage, advertising, promotion, sampling, quality control, quality assurance and corresponding record-keeping, conduct of post-marketing studies and submission of safety, efficacy and other post-market information for any of our product candidates for which we or they obtain regulatory approval.

Manufacturers of approved products and those manufacturers’ facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to current Good Manufacturing Practices, or cGMPs, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation and reporting requirements. We, our contract manufacturers, any future collaborators and their contract manufacturers could be subject to periodic unannounced inspections by the FDA to monitor and ensure compliance with cGMPs. Accordingly, assuming we, or any existing or future collaborators, receive regulatory approval for one or more of our product candidates, we, or any collaborators, and our or their contract manufacturers will continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance and quality control. Despite our efforts to inspect and verify regulatory compliance, one or more of our third-party manufacturing vendors may be found on regulatory inspection by FDA or other authorities to be not in compliance with cGMP regulations, which may result in shutdown of the third-party vendor or invalidation of drug product lots or processes. In some cases, a product recall may be warranted or required, which would materially affect our ability to supply and market our drug products.

Any regulatory approvals that we or our collaborators receive for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials and surveillance to monitor the safety and efficacy of the product candidate. Certain endpoint data we hope to include in any approved product labeling, including exploratory or secondary endpoint data such as patient-reported outcome measures, may not be included by the FDA in the approved product labeling. The FDA may also require a risk evaluation and mitigation strategies, or REMS, program as a condition of approval of our product candidates, which could entail requirements for long-term patient follow-up, a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

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

If we, and any existing or future collaborators, are not able to comply with post-approval regulatory requirements, we, and any collaborators, could have the regulatory approvals for our products withdrawn by regulatory authorities and our, or any collaborators’, ability to market any future products could be limited, which could adversely affect our ability to achieve or sustain profitability. Further, the cost of compliance with post-approval regulations may have a negative effect on our operating results and financial condition. Later discovery of previously unknown adverse events or other problems with our products or their manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may have additional consequences, including:

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

Obtaining and maintaining marketing approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining marketing approval of our product candidates in other jurisdictions. Our failure to obtain regulatory approval in foreign jurisdictions would prevent our product candidates from being marketed abroad.

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

We are exposed to potential product liability and professional indemnity risks that are inherent in the research, development, manufacturing, marketing and use of pharmaceutical products. Currently, we have no products that have been approved for commercial sale; however, the use of our product candidates by us and any collaborators in clinical trials, and the sale of these product candidates in the future, if approved, may expose us to liability claims. We face an inherent risk of product liability lawsuits related to the use of our product candidates in elderly patients and will face an even greater risk if product candidates are approved by regulatory authorities and introduced commercially. Product liability claims may be brought against us or our partners by participants enrolled in our clinical trials, patients, health care providers, pharmaceutical companies, our collaborators or others using, administering or selling any of our product candidates or future approved products. If we cannot successfully defend ourselves against any such claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Regardless of the merits or eventual outcome, liability claims may result in:

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

Our relationships with healthcare providers, physicians and third-party payors will be subject to applicable anti-kickback, fraud and abuse, transparency and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, exclusion from government healthcare programs, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any products for which we obtain regulatory approval. Our arrangements with third party payors, healthcare providers and physicians may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. Healthcare laws and regulations may also constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute any products for which we obtain regulatory approval. In addition, transparency laws and patient privacy laws can apply to the activities of pharmaceutical manufacturers. Restrictions under applicable federal and state healthcare laws and regulations include those described in the section of this Annual Report on Form 10-K entitled, “Business — Healthcare and Privacy Laws and Regulation”.

Efforts to ensure that our business arrangements with third parties, and our business generally, will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, disgorgement, exclusion from government funded healthcare programs, such as Medicare and Medicaid, integrity and oversight agreements to resolve allegations of non-compliance, contractual damages, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. Defending against any such actions can be costly and time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to significant criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs, which could adversely affect or business or operations.

The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also generally not permitted in the countries that form part of the European Union. Some European Union Member States, and the United Kingdom, through the United Kingdom Bribery Act 2010, have enacted laws explicitly prohibiting the provision of these types of benefits and advantages to induce or reward improper performance generally. Infringements of these laws can result in substantial fines and imprisonment. EU Directive 2001/83/EC, which is the EU Directive governing medicinal products for human use, further provides that, where medicinal products are being promoted to persons qualified to prescribe or supply them, no gifts, pecuniary advantages or benefits in kind may be supplied, offered or promised to such persons unless they are inexpensive and relevant to the practice of medicine or pharmacy. This provision has been transposed into the Human Medicines Regulations 2012 and so remains applicable in the United Kingdom despite its departure from the European Union.

Payments made to healthcare providers in certain European Union Member States (e.g., France or Belgium) must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual European Union Member States. These requirements are provided in the European Union Member State national laws, industry codes (e.g. the European Federation of Pharmaceutical Industries and Associations Disclosure and Healthcare Professionals Codes) or professional codes of conduct. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

Our business is subject to complex and evolving U.S. and foreign laws and regulations, information security policies and contractual obligations relating to privacy and data protection, including the use, processing, and cross-border transfer of personal information. These laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, or monetary penalties, and otherwise may harm our business.

We receive, generate and store significant and increasing volumes of sensitive information and business-critical information, including employee and clinical trial subject personal data (including protected health information), research and development information, commercial information, and business and financial information. We heavily rely on external security and infrastructure vendors to manage our information technology systems and data centers. We face a number of risks relative to protecting this critical information, including the loss of access, inappropriate use or disclosure, inappropriate modification, and the risk of our being unable to adequately monitor, audit and modify our controls over our critical information. This risk extends to third-party vendors and subcontractors we use to manage this sensitive data.

A wide variety of provincial, state, national, and international laws, and regulations apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. These data protection and privacy-related laws and regulations are evolving and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. For example, the collection and use of personal data in the European Union are governed by the EU General Data Protection Regulation, or the GDPR. The GDPR imposes stringent data protection requirements, including, for example, more robust disclosures to individuals and a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention of information, increased requirements pertaining to special categories of data, such as health data, and additional obligations when we contract with third-party processors in connection with the processing of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to the United States and other third countries where the protection of personal data of individuals is not as astringent as the GDPR. In the context of clinical trials, we currently rely on patient informed consent as the legal basis for such transfers as well as Standard Contractual Clauses issued and pre-approved by the European Commission that are executed with the parties that we exchange personal data with. In addition, the GDPR provides that EU Member States may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data. The GDPR provides for penalties for noncompliance of up to the greater of €20 million or four percent of worldwide annual revenues. The GDPR applies extraterritorially, and we may be subject to the GDPR with respect to any data processing activities that involve the personal data of individuals located in the European Union, such as in connection with any clinical trials that we may perform in the European Union, including our ARISE and ADEPT clinical trials. GDPR regulations may impose additional responsibility and liability in relation to the personal data that we process and we may be required to put in place additional mechanisms to ensure compliance with the new data protection rules. Additionally, the United Kingdom has implemented legislation, or the UK GDPR, that substantially implements the GDPR, with penalties for noncompliance of up to the greater of £17.5 million or four percent of worldwide revenues. Aspects of UK data protection laws and regulations remain unclear. On June 28, 2021, the European Commission announced a decision of "adequacy" concluding that the United Kingdom ensures an equivalent level of data protection to the GDPR, which provides some relief regarding the legality of continued personal data flows from the European Economic Area, or EEA, to the United Kingdom. Some uncertainty remains, however, as this adequacy determination must be renewed after four years and may be modified or revoked in the interim. We cannot fully predict how UK GDPR and data protection laws or regulations may develop in the medium-to-long term nor the effects of divergent laws and guidance regarding how data transfer to and from the United Kingdom will be regulated.

We may incur liabilities, expenses, costs, and other operational losses under the GDPR and the UK GDPR as well as privacy and data protection laws of Switzerland, the United Kingdom, and applicable EU Member States. We may find it necessary or appropriate to make additional changes to the ways we or our service providers collect, disclose, transfer, and otherwise process data within the EEA, Switzerland and the United Kingdom. This may be onerous and may interrupt or delay our development activities, and adversely affect our business, financial condition, results of operations and prospects.

Further, various states, such as California and Massachusetts, have implemented similar privacy laws and regulations that impose restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. These laws and regulations are not necessarily preempted by the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, particularly if a state affords greater protection to individuals than HIPAA. Where state laws are more protective, we must comply with the stricter provisions. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. For example, California has recently enacted legislation, the California Privacy Rights Act, or CPRA, that, among other things, requires covered companies to provide new disclosures to California consumers, and affords such consumers new abilities to opt-out of certain sales of personal information. Some observers have noted the CPRA could be the beginning of a trend toward more stringent privacy legislation throughout the United States, as evidenced by privacy legislation recently enacted in Virginia, Colorado, Utah, and Connecticut. The CPRA requires covered companies to provide new disclosures to individuals and consumers in California, and afford such individuals and consumers new data protection rights, including the ability to opt-out of certain sales of personal information. The GDPR, UK GDPR, CPRA and many other federal, state, and foreign laws and regulations relating to privacy and data protection are still being tested in courts, and they are subject to new and differing interpretations by courts and regulatory officials. The U.S. federal government is also contemplating federal privacy legislation. Additionally, the interplay of federal and state laws may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and data we receive, use and share, potentially exposing us to additional expense, adverse publicity and liability. We are working to comply with the GDPR, UK GDPR, CPRA and other privacy and data protection laws and regulations that apply to us, and we anticipate needing to devote significant additional resources to complying with these laws and regulations, as well as with the laws and regulations of any jurisdiction in which we may operate in the future. These and future laws and regulations may increase our compliance costs and potential liability.

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

Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for any of our product candidates that are approved for sale. There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs.

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
•
the availability of capital.

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, lower reimbursement, and new payment methodologies. This could lower the price that we receive for any approved product. In particular, the implementation of any such cost containment measures may prevent us from being able to generate sufficient revenue, attain sustained profitability or commercialize KarXT for the treatment of schizophrenia, if approved, since we expect to derive the majority of future revenue from sales of KarXT in that indication from federal healthcare programs, including Medicare and Medicaid. Further, any denial in coverage or reduction in reimbursement from Medicare or other government-funded programs may result in a similar denial or reduction in payments from private payors, which may prevent us from being able to generate sufficient revenue, attain profitability or commercialize our product candidates, if approved.

Any product candidates we develop may become subject to unfavorable third-party coverage and reimbursement practices, as well as pricing regulations.

Patients rely on insurance coverage by third-party payors (third-party payors include Medicare and Medicaid (government payors) and commercial insurance companies such as Blue Cross Blue Shield, Humana, Cigna, etc.) to reimburse all or part of the costs associated with their treatment. The availability and extent of coverage and adequate reimbursement by third-party payors, including government health administration authorities, private health coverage insurers, managed care organizations and other third-party payors is essential for most patients to be able to afford expensive treatments and is critical to new product acceptance. Sales of any of our product candidates that receive marketing approval will depend substantially, both in the United States and internationally, on the extent to which the costs of such product candidates will be covered and reimbursed by third-party payors. No uniform policy exists for coverage and reimbursement in the United States. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize an adequate return on our investment. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If coverage and reimbursement are not available or reimbursement is available only to limited levels, we may not successfully commercialize any product candidate for which we obtain marketing approval. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. See the section entitled “Business — Pharmaceutical Insurance Coverage and Healthcare Reform”.

There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved products. In the United States, for example, principal decisions about reimbursement for new products are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, or HHS. CMS decides whether and to what extent a new product will be covered and reimbursed under Medicare, and private third-party payors often follow CMS’s decisions regarding coverage and reimbursement to a substantial degree. However, one third-party payor’s determination to provide coverage for a product candidate does not assure that other payors will also provide coverage for the product candidate. As a result, the coverage determination process is often time-consuming and costly. Factors payors consider in determining reimbursement are based on whether the product is: (i) a covered benefit under its health plan; (ii) safe, effective and medically necessary; (iii) appropriate for the specific patient; (iv) cost-effective; and (v) neither experimental nor investigational. This process will require us to provide scientific and clinical support for the use of our products to each third-party payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

As federal and state governments implement additional health care cost containment measures, including measures to lower prescription drug pricing, we cannot be sure that our products, if approved, will be covered by private or public payors, and if covered, whether the reimbursement will be adequate or competitive with other marketed products. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report within 90 days on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. It is unclear whether this executive order or similar policy initiatives will be implemented in the future. Such actions by federal and state governments and health plans may put additional downward pressure on pharmaceutical pricing and health care costs, which could negatively impact coverage and reimbursement for our products, if approved, our revenue, and our ability to compete with other marketed products and to recoup the costs of our research and development.

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

Outside the United States, the commercialization of therapeutics is generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost containment initiatives in Europe, Canada and other countries has and will continue to put pressure on the pricing and usage of therapeutics such as our product candidates. In many countries, particularly the countries of the European Union, medical product prices are subject to varying price control mechanisms as part of national health systems. In these countries, pricing negotiations with governmental authorities can take considerable time after a product receives marketing approval. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. In general, product prices under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for products but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the United States, the reimbursement for our products may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenue and profits.

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

We must dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we operate and plan to operate outside the United States, including those countries outside the United States in which we are conducting clinical trials as part of our EMERGENT, ARISE and ADEPT programs. The Foreign Corrupt Practices Act, or FCPA, prohibits any U.S. individual or business from paying, offering, authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring us to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

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

Our business is subject to risks associated with conducting business internationally. Some of our suppliers and collaborative relationships are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

•
economic weakness, including inflation, rising interest rates or political instability in certain non-U.S. economies and markets;
•
differing and changing regulatory requirements in non-U.S. countries;
•
challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;
•
difficulties in compliance with non-U.S. laws and regulations;
•
changes in non-U.S. regulations and customs, tariffs and trade barriers;
•
changes in non-U.S. currency exchange rates and currency controls;

•
changes in a specific country’s or region’s political or economic environment;
•
trade protection measures, import or export licensing requirements or other restrictive actions by U.S. or non-U.S. governments;
•
negative consequences from changes in tax laws;
•
potential liability under the FCPA, UK Bribery Act or comparable foreign laws;
•
business interruptions resulting from geopolitical actions, including war, such as Russia's invasion of Ukraine, and terrorism, natural disasters including earthquakes, typhoons, floods and fires, or health epidemics such as COVID-19; and
•
cyberattacks, which are growing in frequency, sophistication and intensity, and are becoming increasingly difficult to detect.

For example, certain of the sites in our EMERGENT-3 Phase 3 clinical trial were located in Ukraine. As a result of Russia's invasion of Ukraine in February 2022, certain of these sites ceased recruiting and enrolling new patients in this trial earlier than expected, which delayed our anticipated topline data read-out from the second half of 2022 to the first quarter of 2023.

Additionally, through our license agreement with Zai Lab (Shanghai) Co., Ltd, or Zai, Zai has initiated clinical and regulatory activities in China. Accordingly, our business, results of operations, financial condition and prospects may be influenced to some degree by economic, political, legal and social conditions in China as well as China’s economic, political, legal and social conditions in relation to the rest of the world.

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

The success of KarXT in Greater China depends on Zai's ability and efforts to successfully develop and commercialize KarXT in that territory. Additionally, we may enter into future collaborations for the development and commercialization of KarXT in other territories, or with respect to other product candidates we may license or develop. With respect to any such collaboration, we will have limited control over the amount and timing of resources that our collaborators will dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on any future collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. In addition, any future collaborators may have the right to abandon research or development projects and terminate applicable agreements, including funding obligations, prior to or upon the expiration of the agreed upon terms. If any future collaborator of ours is involved in a business combination, it could decide to delay, diminish or terminate the development or commercialization of any product candidate licensed to it by us.

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

Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all. If any future collaboration is not successful, our business, financial condition, results of operations, prospects, and development and commercialization efforts may be adversely affected.

We rely on third parties to assist in conducting our clinical trials. If they do not perform satisfactorily, we may not be able to obtain regulatory approval or commercialize our product candidates, or such approval or commercialization may be delayed, and our business could be substantially harmed.

We have relied upon and plan to continue to rely on third parties, such as contract research organizations, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials, and expect to rely on these third parties to conduct clinical trials of any other product candidate that we develop. Any of these third parties may terminate their engagements with us under certain circumstances. We may not be able to enter into alternative arrangements or do so on commercially reasonable terms. In addition, there is a natural transition period when a new CRO begins work. As a result, delays may occur, which could negatively impact our ability to meet our expected clinical development timelines and harm our business, financial condition and prospects.

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

We currently engage third-party manufacturers to provide the APIs of KarXT and for the final drug product formulation of KarXT that is being used in our clinical trials, and we plan to do the same for KAR-2618. In particular, we rely and expect to continue to rely on a small number of manufacturers to supply us with our requirements for the API and formulated drugs related to these programs. These programs could be adversely affected by a significant interruption in the supply of API and formulated drugs. For example, supply chain issues resulting from the COVID-19 pandemic have resulted in limited availability of certain components of our drug formulation and may impact our ability to procure enough materials to support our ongoing and planned clinical trials as well as potential commercial manufacturing. Although we believe that there are several potential alternative manufacturers who could manufacture KarXT or supply such components in the event such issues persist or become more serious, we may incur added costs and delays in identifying and qualifying any such replacement.

In addition, we typically have ordered raw materials and services on a purchase order basis and do not usually enter into long-term dedicated capacity or minimum supply arrangements with any commercial manufacturer. There is no assurance that we will be able to timely secure needed supply arrangements on satisfactory terms, or at all. Our failure to secure these arrangements as needed could have a material adverse effect on our ability to complete the development of our product candidates or to commercialize them, if approved. We may be unable to conclude sufficient or adequate agreements for commercial supply with third-party manufacturers, or may be unable to do so on acceptable terms. There may be difficulties in scaling up to commercial quantities and formulation of KarXT, and the costs of manufacturing could be prohibitive.

Even if we are able to maintain arrangements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

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

Agreements through which we license patent rights may not give us control over patent prosecution or maintenance, so that we may not be able to control which claims or arguments are presented, how claims are amended, and may not be able to secure, maintain, or successfully enforce necessary or desirable patent protection from those patent rights. We may not have primary control over patent prosecution and maintenance for certain of the patents and patent applications we may license in the future, and therefore cannot guarantee that these patents and applications will be prosecuted or maintained in a manner consistent with the best interests of our business. We cannot be certain that patent prosecution and maintenance activities by our licensors or future licensor have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents.

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

We, or any future partners, collaborators, or licensees, may also fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. Therefore, we may miss potential opportunities to strengthen our patent position.

It is possible that defects of form in the preparation or filing of our patent or patent applications may exist, or may arise in the future, for example with respect to proper priority claims, inventorship, claim scope, or requests for patent term adjustments. If we or our partners, collaborators, licensees, or licensors, whether current or future, fail to establish, maintain or protect such patents and other intellectual property rights, such rights may be reduced or eliminated. If our partners, collaborators, licensees, or licensors are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised. If there are material defects in the form, preparation, prosecution, or enforcement of our patents or patent applications, such patents may be invalid and/or unenforceable, and such applications may never result in valid, enforceable patents. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.

Pending patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications. Assuming the other requirements for patentability are met, currently, the first to file a patent application is generally entitled to the patent. However, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we were the first to make the inventions claimed in our patent or pending patent applications, or that we were the first to file for patent protection of such inventions. Similarly, we cannot be certain that parties from whom we do or may license or purchase patent rights were the first to make relevant claimed inventions, or were the first to file for patent protection for them.

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

The patent position of biotechnology and pharmaceutical companies carries risks and uncertainties, any of which could have a material adverse effect on our ability to generate revenue. These risks and uncertainties include the following:

•
we may not be able to generate sufficient data to support full patent applications that protect the entire breadth of developments in one or more of our programs;
•
patent applications may not result in any patents being issued;
•
if we fail to comply with the procedural, documentary, fee payment and other requirements of the USPTO or the various foreign governmental patent agencies during the patent process, it could result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction;
•
patents that may be issued or in-licensed may be challenged, invalidated, modified, revoked, circumvented, found to be unenforceable or otherwise may not provide any competitive advantage;
•
patents have a limited lifespan, and patents protecting our product candidates might expire before or shortly after such candidates are commercialized, which could allow others to commercialize products similar to our product candidates;
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
•
countries other than the United States may have patent laws less favorable to patentees than those upheld by U.S. courts, allowing foreign competitors a better opportunity to create, develop and market competing product candidates; and
•
changes to either the patent laws or interpretation of the patent laws in the United States and other countries could diminish the value of our patents or narrow the scope of our patent protection.

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

We are party to license agreements with PureTech Health and the assignment estate of Goldfinch Bio, Inc., or GFB, that provide us with intellectual property rights relating to KarXT and KAR-2618, respectively. These license agreements impose milestone payment, royalty and other obligations on us. If we fail to comply with our obligations, including achieving specified milestone events, PureTech Health and GFB may have the right to terminate their respective license agreement, in which event we might not be able to develop, manufacture or market any product that is covered by the intellectual property we in-license from PureTech Health or GFB, as applicable, and may face other penalties. Such an occurrence would materially adversely affect our business prospects. For a variety of purposes, we will likely enter into additional licensing and funding arrangements with third parties that may also impose similar obligations on us.

Termination of any of our current or future in-licenses would reduce or eliminate our rights under these agreements and may result in our having to negotiate new or reinstated agreements with less favorable terms or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology. Any of the foregoing could prevent us from commercializing our product candidates, which could have a material adverse effect on our operating results and overall financial condition.

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
•
the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by us, our licensors and our partners; and
•
the priority of invention of patented technology.

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

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. We expect to seek extensions of patent terms in the United States and, if available, in other countries where we are prosecuting patents. In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 permits a patent term extension of up to five and a half years beyond the normal expiration of the patent, which is limited to the approved indication (or any additional indications approved during the period of extension). We might not be granted an extension because of, for example, failure to apply within applicable periods, failure to apply prior to the expiration of relevant patents or otherwise failure to satisfy any of the numerous applicable requirements. Moreover, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may be able to obtain approval of competing products following our patent expiration by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case. If this were to occur, it could have a material adverse effect on our ability to generate revenue.

Changes to patent law in the United States and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our products.

As is the case with other biopharmaceutical companies, our commercial success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity and is therefore costly, time consuming and inherently uncertain. Wide-ranging patent reform legislation in the United States could increase those uncertainties and costs. For example, the Leahy-Smith America Invents Act, or the America Invents Act, reformed United States patent law in part by changing the U.S. patent system from a “first to invent” system to a “first inventor to file” system, expanding the definition of prior art, and developing a post-grant review system. For a patent filed March 16, 2013 or later, a petition for post-grant review can be filed by a third party in a nine-month window from issuance of the patent. A petition for inter partes review can be filed immediately following the issuance of a patent if the patent has an effective filing date prior to March 16, 2013. A petition for inter partes review can be filed after the nine-month period for filing a post-grant review petition has expired for a patent with an effective filing date of March 16, 2013 or later. Post-grant review proceedings can be brought on any ground of invalidity, whereas inter partes review proceedings can only raise an invalidity challenge based on published prior art and patents. These adversarial actions at the USPTO review patent claims without the presumption of validity afforded to U.S. patents in lawsuits in U.S. federal courts, and use a lower burden of proof than used in litigation in U.S. federal courts. Therefore, it is generally considered easier for a competitor or third party to have a U.S. patent invalidated in a USPTO post-grant review or inter partes review proceeding than invalidated in a litigation in a U.S. federal court. If any of our patents are challenged by a third party in such a USPTO proceeding, there is no guarantee that we or our licensors or collaborators will be successful in defending the patent, which may result in a loss of the challenged patent right to us.

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

Our success depends, and will likely continue to depend, upon our ability to hire and retain the services of our current executive officers, principal consultants and others, including William Meury, our President and Chief Executive Officer, Andrew Miller, our Chief Operating Officer, Steven Paul, our Chief Scientific Officer and President of Research and Development, Stephen Brannan, our Chief Medical Officer, Troy Ignelzi, our Chief Financial Officer, and William Kane, our Chief Commercial Officer. We have entered into employment agreements with Mr. Meury, Dr. Paul, Dr. Miller, Dr. Brannan, Mr. Ignelzi and Mr. Kane, but they may terminate their employment with us at any time. The loss of their services might impede the achievement of our research, development and commercialization objectives.

Our ability to compete in the biotechnology and pharmaceuticals industries depends upon our ability to attract and retain highly qualified managerial, scientific, medical and commercial personnel. Our industry has experienced a high rate of turnover of management personnel in recent years. Replacing executive officers or other key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain regulatory approval of and commercialize products successfully.

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

We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of regulatory affairs and sales, marketing and distribution, as well as to support our public company operations. To manage these growth activities, we must continue to implement and improve our managerial, operational and financial systems, and continue to recruit and train additional qualified personnel. Our management may need to devote a significant amount of its attention to managing these growth activities. Due to the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations, retain key employees, or identify, recruit and train additional qualified personnel. Our inability to manage the expansion of our operations effectively may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could also require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If we are unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate revenues could be reduced and we may not be able to implement our business strategy, including the successful commercialization of our product candidates.

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
•
the timing and results of clinical trials of KarXT, KAR-2618 and any other product candidates;
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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting and include with this annual report an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To comply with Section 404, we have been and will continue to be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting.

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

Based upon 34,515,033 shares outstanding as of February 15, 2023, our executive officers and directors, combined with our stockholders who own more than 5% of our outstanding common stock and their affiliates, in the aggregate, beneficially own shares representing approximately 42.4% of our common stock. If our stockholders who own more than 5% of our outstanding common stock were to choose to act together, they may have significant influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they chose to act together, may have significant influence over the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock. If this were to occur, we could also be subject to sanctions or investigations by the SEC or other regulatory authorities.

We are required to disclose material changes made in our internal controls and procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. Additionally, our independent registered public accounting firm is required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404. An independent assessment of the effectiveness of our internal controls over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation.

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

General Risks

Our business may be adversely affected by a pandemic, epidemic or outbreak of an infectious disease, such as the ongoing COVID-19 pandemic and the emergence of additional variants.

Health epidemics could adversely affect our business in regions where we have concentrations of clinical trial sites or other business activities and could cause significant disruption in the operations of third-party contract manufacturers and contract research organizations upon whom we rely, as well as our ability to recruit patients for our clinical trials. For example, the ongoing COVID-19 pandemic continues to have unpredictable impacts on global societies, economies, financial markets, and business practices around the world.

The extent to which the ongoing COVID-19 pandemic may impact our business, results of operations and future growth prospects will depend on a variety of factors and future developments, which are highly uncertain and cannot be predicted with confidence, including the duration, scope and severity of the pandemic, particularly as virus variants continue to spread. For example, we experienced, and may experience again, some temporary delays or disruptions due to the COVID-19 pandemic, including pauses in and delays to patient dosing, limited or reduced patient access to ICU beds, hospitals and healthcare resources generally, delayed initiation of new clinical trial sites and limited on-site personnel support at various trial sites. In addition, the spread of an infectious disease, including COVID-19, may also result in the inability of our suppliers to deliver components or raw materials on a timely basis or at all. We currently rely and expect to continue to rely on a small number of manufacturers to provide the APIs of KarXT and for the final drug product formulation of KarXT that is being used in our clinical trials. These programs could be adversely affected by ongoing supply chain issues caused by the COVID-19 pandemic.

We are actively monitoring and managing our response and evaluating the actual and potential impacts to our business operations, including on our ongoing and planned clinical trials. We will continue to work closely with our third-party vendors, collaborators, and other parties in order to seek to advance our programs and pipeline of product candidates, while keeping the health and safety of our employees and their families, partners, third-party vendors, healthcare providers, patients and communities a top priority.

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, prevent new or modified products from being developed, approved, or commercialized in a timely manner or at all, or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies on which our operations rely, such as the SEC and those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs or modifications to approved drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in 2018 and 2019, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities.

Since March 2020 when foreign and domestic inspections of facilities were largely placed on hold in response to the COVID-19 pandemic, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. Since April 2021, the FDA has conducted limited inspections and employed remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications. While the FDA has largely caught up with domestic preapproval inspections, it continues to work through its backlog of foreign inspections. In addition, regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If the FDA becomes unable to continue its current level of performance, we could experience delays and setbacks for our product candidates and for any approvals we may seek which could adversely affect our business.

Further, in our operations as a public company, future government shutdowns or other disruptions to normal operations could impact our ability to access the public markets and obtain the funding necessary to properly capitalize and continue our operations.

Cyber-attacks or other failures in our telecommunications or information technology systems, or those of our collaborators, contract research organizations, third-party logistics providers, distributors or other contractors or consultants, could result in information theft, data corruption and significant disruption of our business operations.

We, our collaborators, our CROs, third-party logistics providers, distributors and other contractors and consultants utilize information technology, or IT, systems and networks to process, transmit and store electronic information in connection with our business activities. As use of digital technologies has increased, cyber incidents, including third parties gaining access to employee accounts using stolen or inferred credentials, computer malware, viruses, spamming, phishing attacks or other means, and deliberate attacks and attempts to gain unauthorized access to computer systems and networks, have increased in frequency and sophistication. These threats pose a risk to the security of our, our collaborators’, our CROs’, third-party logistics providers’, distributors’ and other contractors’ and consultants’ systems and networks, and the confidentiality, availability and integrity of our data. In addition, a majority of our employees are working remotely. As a result, we may have increased susceptibility to cyber security and data security risks due to increased use of home wi-fi networks and virtual private networks, as well as increased disbursement of physical machines. While we implement IT controls to reduce the risk of a cyber security or data security breach, there can be no assurance that we will be successful in preventing cyber-attacks or successfully mitigating their effects. Similarly, there can be no assurance that our collaborators, CROs, third-party logistics providers, distributors and other contractors and consultants will be successful in protecting our clinical and other data that is stored on their systems. Any cyber-attack, data breach or destruction or loss of data could result in a violation of applicable U.S. and international privacy, data protection and other laws, and subject us to litigation and governmental investigations and proceedings by federal, state and local regulatory entities in the United States and by international regulatory entities, resulting in exposure to material civil and/or criminal liability. Further, our general liability insurance and corporate risk program may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for all liability that may be imposed, and could have a material adverse effect on our business and prospects. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials for any of our product candidates could result in delays in our development and regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, we may suffer reputational harm or face litigation or adverse regulatory action as a result of cyber-attacks or other data security breaches and may incur significant additional expense to implement further data protection measures.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our headquarters are located at 99 High Street, 26th Floor, Boston, Massachusetts, where we occupied approximately 25,445 square feet of leased office space as of December 31, 2022. This lease expires in December 2025.

We also lease approximately 11,225 square feet of office space at 33 Arch Street, Suites 3110, 3130 and 3150, Boston Massachusetts. This lease expires in December 2023. As of December 31, 2022, the entirety of this office space is subleased to third parties.

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

Holders of Our Common Stock

As of February 15, 2023, there were approximately 4 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

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

Overview

We are a clinical-stage biopharmaceutical company driven to create and deliver transformative medicines for people living with psychiatric and neurological conditions. Our pipeline is primarily built on the broad therapeutic potential of our lead product candidate, KarXT (xanomeline-trospium), an oral modulator of muscarinic receptors that are located both in the central nervous system, or CNS, and various peripheral tissues. KarXT is our proprietary product candidate that combines xanomeline, a novel muscarinic agonist, with trospium, an approved muscarinic antagonist, to preferentially stimulate muscarinic receptors in the CNS.

Since our inception in 2009, we have focused substantially all of our efforts and financial resources on organizing and staffing our company, acquiring and developing our technology, raising capital, building our intellectual property portfolio, undertaking preclinical studies and clinical trials and providing general and administrative support for these activities.

We have never generated revenue from product sales and have incurred significant net losses since inception. Our net losses were $276.3 million, $143.8 million and $68.6 million for the years ended December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022, we had an accumulated deficit of $564.2 million. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our operating expenses and capital expenditures will increase substantially, particularly as we:

•
invest significantly to further develop KarXT for our current and future indications;
•
advance additional product candidates, including KAR-2618 (formerly GFB-887), into preclinical and clinical development;
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

As a result, we may need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of private and public equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements with third parties. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates.

As of December 31, 2022, we had cash, cash equivalents and available-for-sale investments of $1,124.0 million. We believe that our existing cash, cash equivalents and available-for-sale investments will be sufficient to meet our anticipated operating and capital expenditure requirements through the end of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources.”

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

Our revenue to date has been derived from payments under our license agreement, or the Zai License Agreement, with Zai Lab (Shanghai) Co., Ltd., or Zai. We may also generate revenue in the future from payments under the Zai License Agreement or as a result of license or collaboration agreements for any of our product candidates or intellectual property. For the years ended December 31, 2022 and 2021, we recognized revenue of $10.6 million and $37.0 million, respectively, under the Zai License Agreement. We cannot provide assurance as to the timing of future milestone or royalty payments under the Zai License Agreement, or that we will receive any of these payments at all. We generated no revenue from license or collaboration agreements in the year ended December 31, 2020.

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

	Year Ended December 31,
	2022	2021	2020
Schizophrenia clinical trials	$103,474	$62,167	$11,803
Dementia-related psychosis clinical trials	7,531	1,573	1,465
Pain clinical trial	-	143	1,297
CMC and formulation	28,175	15,943	8,987
Preclinical	2,086	2,469	898
Discovery	19,006	14,068	5,555
Unallocated expenses	63,975	31,837	13,403
Total research and development expense	$224,247	$128,200	$43,408

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
•
initiate and continue research, preclinical and clinical development efforts for future product candidates, including KAR-2618;
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

Other Income, Net

Other income, net, consists of interest income from our cash equivalents and available-for-sale investments and sublease income recognized in connection with the sublease of office space, offset by impairment loss on our right-of-use lease assets at our Arch Street facility, due to their carrying value exceeding their estimated fair value.

Income Taxes

We recorded income tax expense of $1.4 million during the year ended December 31, 2022 primarily due to revenue recognized in connection with the Zai License Agreement. We have not recorded any income tax benefits for the net losses we incurred or for the research and development tax credits we generated during the years ended December 31, 2022, 2021 and 2020 as we believed, based upon the weight of available evidence, that it was more likely than not that all of our net operating loss carryforwards and tax credits will not be realized. At December 31, 2022, we had federal net operating loss carryforwards totaling $406.5 million, of which $9.8 million begin to expire in 2029 and $396.7 million can be carried forward indefinitely. At December 31, 2022, we had state net operating loss carryforwards totaling $321.5 million which begin to expire in 2030. The federal and state operating loss carryforwards may be available to offset future income tax liabilities. Because we had historically been a subsidiary of PureTech Health, $406.0 million and $301.5 million of the federal and state net operating loss carryforwards, respectively, can be used to offset income on our future tax returns. As of December 31, 2022, we also had federal and state research and development tax credit carryforwards of $34.9 million and $4.9 million, respectively, which begin to expire in 2031. Through December 31, 2022, we had recorded a full valuation allowance against our net deferred tax assets at each balance sheet date.

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

	Year Ended December 31,
	2022	2021	Change
		(in thousands)
License and other revenue	$10,637	$36,964	$(26,327)
Operating expenses:
Research and development	224,247	128,200	96,047
General and administrative	76,066	52,617	23,449
Total operating expenses	300,313	180,817	119,496
Loss from operations	(289,676)	(143,853)	(145,823)
Total other income, net	14,758	54	14,704
Income tax provision	(1,418)	(6)	(1,412)
Net loss attributable to common stockholders	$(276,336)	$(143,805)	$(132,531)

Research and Development Expenses

	Year Ended December 31,
	2022	2021	Change
		(in thousands)
Direct research and development expenses:
Schizophrenia clinical trials	$103,474	$62,167	$41,307
Dementia-related psychosis clinical trials	7,531	1,573	5,958
Pain clinical trial	-	143	(143)
CMC and formulation	28,175	15,943	12,232
Preclinical	2,086	2,469	(383)
Discovery	19,006	14,068	4,938
Unallocated expenses:
Personnel related (including stock-based compensation)	53,883	29,524	24,359
Consultant fees and other expenses	10,092	2,313	7,779
Total research and development expense	$224,247	$128,200	$96,047

Expenses related to our schizophrenia clinical trials increased by $41.3 million, primarily due to expenses related to enrollment and close out costs related to our EMERGENT Phase 3 trials, and enrollment related to our ARISE Phase 3 trials. The increase of $6.0 million in expenses related to our DRP clinical trial is primarily driven by start-up costs for, and initiation of, the ADEPT-1 Phase 3 trial in the third quarter of 2022. The decrease of $0.1 million in expenses related to our pain clinical trial is due to unrepeated costs of closing out the Phase 1b trial in 2021. Formulation and CMC expenses increased by $12.2 million due to an increase in manufacturing activities in 2022 to obtain sufficient supply of KarXT to support current and future clinical trial activities as well as activities to support a planned NDA submission and potential commercialization. The decrease of $0.4 million in expenses related to preclinical activities is primarily due to the timing and execution of studies in 2022. The increase of $4.9 million in discovery costs is due to an increase in costs associated with our portfolio of discovery programs, including ongoing collaborations with Charles River Labs and Psychogenics, Inc. The increase of $24.4 million in personnel related costs was primarily a result of an increase in headcount and an increase of $9.3 million related to stock-based compensation expense. The increase of $7.8 million in consultant fees and other expenses was due to timing of consulting costs not specifically allocated to discovery, preclinical, clinical, formulation or CMC activities.

General and Administrative Expenses

	Year Ended December 31,
	2022	2021	Change
		(in thousands)
Personnel-related (including stock-based compensation)	$44,677	$27,409	$17,268
Professional and consultant fees	19,388	12,674	6,714
Other	12,001	12,534	(533)
Total general and administrative expense	$76,066	$52,617	$23,449

The increase of $17.3 million in personnel related costs was primarily a result of an increase in headcount and an increase of $8.3 million related to stock-based compensation expense. The increase of $6.7 million in professional and consultant fees was primarily due to an increase in recruiting fees, accounting fees, pre-commercial costs, legal costs and consulting fees related to our ongoing business activities. The decrease of $0.5 million in other expenses was primarily due to foreign tax withholdings on upfront payments received from Zai under the Zai License Agreement, offset by increased lease costs relating to the addition of the High Street Lease in Boston, Massachusetts in March 2021 as well as other infrastructure and administrative related costs to support increased headcount.

Other Income, Net

	Year Ended December 31,
	2022	2021	Change
		(in thousands)
Interest income	$14,178	$502	$13,676
Sublease income	580	254	326
Impairment loss on right-of-use assets	—	(702)	702
Total other income, net	$14,758	$54	$14,704

Interest income is attributable to interest earned on our cash equivalents and available-for-sale investments. The increase of $13.7 million in interest income is primarily due to an increase in cash equivalents and investment securities held, as well as an increase in interest rates on such instruments for the year ended December 31, 2022 compared to December 31, 2021.

The increase in sublease income is due to the sublease of our Arch Street office space in Boston, Massachusetts, a portion of which commenced in June 2021. As of January 21, 2022, all leases at at our Arch Street office space in Boston, Massachusetts have been subleased through the end of their lease terms, which end on December 31, 2023.

Impairment loss on right-of-use assets for the year ended December 31, 2021 represents impairment recognized on our right-of-use lease assets to the extent their carrying value exceeded their estimated fair value for our Arch Street facility leases in Boston, Massachusetts. See Note 10 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Comparison of the Years Ended December 31, 2021 and 2020

	Year Ended December 31,
	2021	2020	Change
		(in thousands)
License and other revenue	$36,964	$—	$36,964
Operating expenses:
Research and development	128,200	43,408	84,792
General and administrative	52,617	28,408	24,209
Total operating expenses	180,817	71,816	109,001
Loss from operations	(143,853)	(71,816)	(72,037)
Total other income, net	54	3,305	(3,251)
Income tax provision	(6)	(43)	37
Net loss attributable to common stockholders	$(143,805)	$(68,554)	$(75,251)

Research and Development Expenses

	Year Ended December 31,
	2021	2020	Change
		(in thousands)
Direct research and development expenses:
Schizophrenia clinical trials	$62,167	$11,803	$50,364
Dementia-related psychosis clinical trials	1,573	1,465	108
Pain clinical trial	$143	$1,297	$(1,154)
CMC and formulation	15,943	8,987	6,956
Preclinical	2,469	898	1,571
Discovery	14,068	5,555	8,513
Unallocated expenses:
Personnel related (including stock-based compensation)	29,524	11,134	18,390
Consultant fees and other expenses	2,313	2,269	44
Total research and development expense	$128,200	$43,408	$84,792

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

Other Income, Net

	Year Ended December 31,
	2021	2020	Change
		(in thousands)
Interest income	$502	$3,305	$(2,803)
Sublease income	254	—	254
Impairment loss on right-of-use assets	(702)	—	(702)
Total other income, net	$54	$3,305	$(3,251)

Interest income is attributable to interest earned on our cash equivalents and available-for-sale investments. The decrease of $2.8 million in interest income is primarily due to lower market interest rates.

Sublease income is due to the sublease of a portion of our Arch Street office space in Boston, Massachusetts during 2021.

Impairment loss on right-of-use assets for the year ended represents impairment recognized on our right-of-use lease assets to the extent their carrying value exceeded their estimated fair value for our Arch Street facility leases in Boston, Massachusetts. See Note 10 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates until we receive FDA approval, which we expect will take a number of years, if ever. To date, we have funded our operations primarily with proceeds from the sale of redeemable convertible preferred stock, issuance of convertible notes, sales of our common stock and revenue from a license agreement. Through December 31, 2022, our operations have been financed by proceeds of $25.7 million from the issuance of convertible notes, $91.0 million from the sale of shares of our redeemable convertible preferred stock, $93.0 million from the sale of our common stock in our initial public offering in June 2019, $234.2 million from the sale of our common stock in a follow-on public offering in November 2019, $270.0 million from the sale of our common stock in a follow-on public offering in March 2021, $819.1 million from the sale of our common stock in a follow-on public offering in August 2022, and $45.0 million from the Zai License Agreement. As of December 31, 2022, we had $1,124.0 million in cash, cash equivalents and available-for-sale investments, and an accumulated deficit of $564.2 million.

On July 2, 2020, we filed an automatically effective registration statement on Form S-3, or the Registration Statement, with the SEC which registers the offering, issuance and sale of an unspecified amount of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into an equity distribution agreement with Goldman Sachs & Co. LLC, as sales agent, to provide for the issuance and sale by the Company of up to $150.0 million of common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus filed with the Registration Statement, or the ATM Program. We may sell common stock pursuant to the equity distribution agreement from time to time in varying amounts, which may be limited, based upon factors including (among others) market conditions, investor demand, the trading price of our common stock, and determinations by us of our need for, and appropriate sources of, additional capital. As of December 31, 2022, no sales had been made pursuant to the ATM Program.

Our primary use of cash has been to fund operating expenses, which consist of research and development and general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding prepaid expenses, accounts payable and accrued expenses.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Net cash used in operating activities	$(228,006)	$(100,878)	$(69,856)
Net cash used in investing activities	(586,395)	(22,688)	(89,650)
Net cash provided by financing activities	855,777	277,575	3,659
Net increase (decrease) in cash, cash equivalents and restricted cash	$41,376	$154,009	$(155,847)

Cash Flows from Operating Activities

Cash used in operating activities for the year ended December 31, 2022 was $228.0 million, consisting of a net loss of $276.3 million adjusted for noncash items, including stock-based compensation of $47.5 million, and interest income resulting from the amortization of premiums and accretion of discounts on our available-for-sale investments of $5.0 million. The change in our net operating assets and liabilities was primarily due to a decrease in accounts receivable of $1.7 million related to payments received under the Zai License Agreement, and increases in prepaid expenses of $9.0 million and accrued expenses of $13.2 million, primarily driven by timing of payments made to and services rendered by CROs and CMOs in connection with our clinical trials, as well as an increase in personnel related accruals due to increased headcount.

Cash used in operating activities for the year ended December 31, 2021 was $100.9 million, consisting of a net loss of $143.8 million adjusted for noncash items, including stock-based compensation of $29.8 million, interest expense resulting from the amortization of premiums and accretion of discounts on our available-for-sale investments of $1.1 million, and impairment loss on right-of-use assets of $0.7 million. The change in our net operating assets and liabilities was primarily due to an increase in accrued expenses of $10.9 million, mainly driven by expenses incurred and timing of payments to CROs and CMOs in connection with and in support of our clinical trial activities, as well as an increase personnel related accruals due to increased headcount.

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

Cash Flows from Investing Activities

Cash used in investing activities for the year ended December 31, 2022 was $586.4 million, consisting primarily of $930.3 million for the purchases of investment securities, partially offset by maturities of investment securities of $344.8 million.

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

Cash Flows from Financing Activities

Cash provided by financing activities for the year ended December 31, 2022 was $855.8 million and was attributable to $818.9 million in net proceeds received from the sale of our common stock in our follow-on public offering and $36.8 million attributable to proceeds received from the exercise of stock options.

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

As of December 31, 2022, we had cash, cash equivalents and available-for-sale investments of $1,124.0 million. Based on our current plans, we believe that our existing cash, cash equivalents and available-for-sale investments will be sufficient to meet our anticipated operating and capital expenditure requirements through the end of 2025.

We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including:

•
the scope, progress, results and costs of researching and developing KarXT for our current and future indications as well as other product candidates we may develop, including KAR-2618;
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

Cash Requirements due to Contractual Obligations and Other Commitments

We are currently under agreements to lease our Arch Street office space through December 2023. Remaining lease payments from January 1, 2023 through the end of the lease term total $0.9 million. As of January 21, 2022, all leases at at our Arch Street office space in Boston, Massachusetts have been subleased through the end of their lease terms.

We are also under agreement to lease office space in Carmel, Indiana through July 2023. Remaining lease payments total less than $0.1 million through the end of the lease term.

In March 2021, we entered into an agreement to sublease approximately 25,445 square feet of office space, or the High Street Premises, from a third party in Boston, Massachusetts as part of the relocation of our corporate headquarters. The term of the sublease extends from April 1, 2021 through December 31, 2025 and provides for escalating annualized base rent payments starting at approximately $1.5 million and increasing to $1.6 million in the final year of the sublease. Remaining lease payments from January 1, 2023 through the end of the lease term total $4.8 million.

We enter into contracts in the normal course of business with CROs, CMOs and other third parties for clinical trials, preclinical research studies and testing and manufacturing services. These contracts are generally cancelable by us upon prior written notice. Payments due upon cancellation consist of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation, and may also include termination penalties. As of December 31, 2022 the timing, amount or likelihood of such payments are not known.

We are also party to certain license and collaboration agreements with PureTech Health and Eli Lilly and Company. We may be obligated to make certain future payments which are contingent upon future events such as our achievement of specified regulatory and commercial milestones, or royalties on net product sales under these agreements. As of December 31, 2022, we were unable to estimate the timing or likelihood of achieving these milestones or generating future product sales.

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

Recently Issued and Adopted Accounting Pronouncements

A description of recently issued accounting pronouncements that have been recently adopted or may potentially impact our financial position and results of operations is disclosed in Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and available-for-sale investment securities of $1,124.0 million as of December 31, 2022, which consisted primarily of money market funds and investment securities, largely composed of U.S. Treasuries and Agencies and investment grade, short to intermediate term fixed income securities.

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

We do not believe that inflation had a material effect on our business, financial condition or results of operations during the years ended December 31, 2022, 2021 and 2020. However, inflation has had, and may continue to have, an impact on the labor costs we incur to attract and retain qualified personnel.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Karuna Therapeutics, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Karuna Therapeutics, Inc. and subsidiary (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Evaluation of prepaid research and development contract costs

As discussed in Note 2 to the consolidated financial statements, the Company incurs costs for research and development activities conducted by third-party service providers, which include the conduct of preclinical studies and clinical trials, and contract manufacturing activities. The Company records the estimated costs of research and development activities based upon the estimated amount of services provided by analyzing progress of the research studies or clinical trials and manufacturing activities, including the phase or completion of events, invoices received and contracted costs. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred. Advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. As of December 31, 2022, prepaid research and development expenses totaled $25.3 million as discussed in Note 4 to the consolidated financial statements.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the research and development contract process. This included a control related to the assumptions and inputs described above. We selected certain research and development contracts and assessed the Company’s estimate of the cost of activities completed to date by:

•
inquiring of management, including the internal project managers responsible for monitoring and tracking the status of clinical trials
•
examining underlying documentation and third-party evidence from clinical research organizations, and comparing them to management’s assumptions and inputs
•
obtaining and inspecting executed change orders and original contract terms, including the timeline and budget, and agreeing them to the information used in the Company’s estimation of research and development costs incurred to date
•
examining certain invoices received after December 31, 2022 and evaluating whether services received prior to December 31, 2022 were included in the Company’s estimate of costs incurred as of December 31, 2022.

/s/ KPMG LLP

We have served as the Company’s auditor since 2018.

Boston, Massachusetts
February 23, 2023

Karuna Therapeutics, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$248,329	$206,953
Investment securities, available-for-sale	875,715	287,038
Accounts receivable	57	1,750
Prepaid expenses and other current assets	30,100	21,138
Deferred offering costs	568	455
Total current assets	1,154,769	517,334
Restricted cash	261	261
Right-of-use lease assets - operating, net	4,674	6,453
Property and equipment, net	3,201	3,092
Other non-current assets	429	531
Total assets	$1,163,334	$527,671
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,379	$1,939
Accrued expenses	29,285	16,099
Current portion of operating lease liability	2,282	2,175
Total current liabilities	33,946	20,213
Operating lease liability, net of current portion	3,046	5,328
Other non-current liabilities	104	104
Total liabilities	37,096	25,645
Commitments and Contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and 0 shares outstanding at December 31, 2022 and 2021	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at December 31, 2022 and 2021; 34,473,905 and 29,770,558 shares issued and outstanding at December 31, 2022 and 2021, respectively	3	3
Additional paid-in capital	1,693,732	790,391
Accumulated deficit	(564,207)	(287,871)
Accumulated other comprehensive loss	(3,290)	(497)
Total stockholders’ equity	1,126,238	502,026
Total liabilities and stockholders’ equity	$1,163,334	$527,671

The accompanying notes are an integral part of these consolidated financial statements

Karuna Therapeutics, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
License and other revenue	$10,637	$36,964	$—
Operating expenses:
Research and development	224,247	128,200	43,408
General and administrative	76,066	52,617	28,408
Total operating expenses	300,313	180,817	71,816
Loss from operations	(289,676)	(143,853)	(71,816)
Other income, net:
Interest income	14,178	502	3,305
Sublease income	580	254	—
Impairment loss on right-of-use assets	-	(702)	—
Total other income, net	14,758	54	3,305
Net loss before income taxes	(274,918)	(143,799)	(68,511)
Income tax provision	(1,418)	(6)	(43)
Net loss attributable to common stockholders	$(276,336)	$(143,805)	$(68,554)
Net loss per share, basic and diluted (Note 7)	$(8.74)	$(4.94)	$(2.59)
Weighted average common shares outstanding used in computing net loss per share, basic and diluted	31,629,013	29,138,915	26,446,006

The accompanying notes are an integral part of these consolidated financial statements

Karuna Therapeutics, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2022	2021	2020
Net loss	$(276,336)	$(143,805)	$(68,554)
Other comprehensive (loss) income:
Unrealized (losses) gains on available-for-sale investments	(2,793)	(536)	34
Comprehensive loss	$(279,129)	$(144,341)	$(68,520)

The accompanying notes are an integral part of these consolidated financial statements

Karuna Therapeutics, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Value	Capital	Deficit	Income (Loss)	Equity
Balance, December 31, 2019	26,012,754	$3	$465,420	$(75,512)	$5	$389,916
Public offering costs	—	—	(34)	—	—	(34)
Stock-based compensation expense	—	—	13,471	—	—	13,471
Exercise of common options	975,704	—	4,098	—	—	4,098
Other comprehensive income	—	—	—	—	34	34
Net loss	—	—	—	(68,554)	—	(68,554)
Balance, December 31, 2020	26,988,458	$3	$482,955	$(144,066)	$39	$338,931
Issuance of common stock upon public offering, net of $17,250 in under-writing discounts and commissions and $233 in offering costs	2,395,834	—	270,017	—	—	270,017
Stock-based compensation expense	—	—	29,811	—	—	29,811
Exercise of common options	386,266	—	7,608	—	—	7,608
Other comprehensive loss	—	—	—	—	(536)	(536)
Net loss	—	—	—	(143,805)	—	(143,805)
Balance, December 31, 2021	29,770,558	$3	$790,391	$(287,871)	$(497)	$502,026
Issuance of common stock upon public offering, net of $43,125 in under-writing discounts and commissions and $328 in offering costs	4,011,628	—	819,047	—	—	819,047
Stock-based compensation expense	—	—	47,451	—	—	47,451
Exercise of common options	691,719	—	36,843	—	—	36,843
Other comprehensive loss	—	—	—	—	(2,793)	(2,793)
Net loss	—	—	—	(276,336)	—	(276,336)
Balance, December 31, 2022	34,473,905	$3	$1,693,732	$(564,207)	$(3,290)	$1,126,238

The accompanying notes are an integral part of these consolidated financial statements

Karuna Therapeutics, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net loss	$(276,336)	$(143,805)	$(68,554)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	47,451	29,811	13,471
Impairment loss on right-of-use assets	—	702	—
Amortization of premiums and accretion of discounts on investment securities	(5,007)	1,063	642
Depreciation and amortization expense	1,112	506	145
Loss on disposal of assets	—	—	20
Changes in operating assets and liabilities:
Accrued interest on investment securities	(983)	261	(191)
Accounts receivable	1,693	(1,750)	—
Prepaid expenses and other current assets	(8,962)	726	(18,555)
Right-of-use assets	1,779	1,305	631
Other non-current assets	102	(531)	—
Accounts payable	243	1,071	318
Accrued expenses	13,077	10,881	2,791
Operating lease liability	(2,175)	(1,222)	(574)
Other non-current liabilities	—	104	—
Net cash used in operating activities	(228,006)	(100,878)	(69,856)

Cash flows from investing activities
Purchases of investment securities	(930,280)	(400,829)	(344,213)
Maturities of investment securities	344,800	372,223	254,982
Sales of investment securities	—	8,990	—
Acquisition of property and equipment	(915)	(3,072)	(419)
Net cash used in investing activities	(586,395)	(22,688)	(89,650)

Cash flows from financing activities
Proceeds from public offering, net of underwriting discounts and commissions	819,375	270,250	—
Payment of offering costs	(441)	(283)	(439)
Proceeds from exercise of stock options	36,843	7,608	4,098
Net cash provided by financing activities	855,777	277,575	3,659
Net increase (decrease) in cash, cash equivalents and restricted cash	41,376	154,009	(155,847)
Cash, cash equivalents and restricted cash at beginning of period	207,214	53,205	209,052
Cash, cash equivalents and restricted cash at end of period	$248,590	$207,214	$53,205

Supplemental disclosures of cash flows information
Purchases of property and equipment included in accounts payable and accrued expenses	$306	$77	$—
Lease liabilities arising from obtaining right-of-use assets	$—	$6,040	$3,259

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

On July 2, 2020, the Company filed an automatically effective registration statement on Form S-3 (the “Registration Statement”) with the SEC which registers the offering, issuance and sale of an unspecified amount of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. The Company simultaneously entered into an equity distribution agreement with Goldman Sachs & Co. LLC, as sales agent, to provide for the issuance and sale by the Company of up to $150.0 million of common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus filed with the Registration Statement (the “ATM Program”). As of December 31, 2022, no sales had been made pursuant to the ATM Program.

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

The Company’s consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company experienced negative operating cash flows of $228.0 million for the year ended December 31, 2022 and had an accumulated deficit of $564.2 million as of December 31, 2022. The Company expects to continue to generate operating losses for the foreseeable future.

The Company expects that its cash, cash equivalents and available-for-sale investments of $1,124.0 million as of December 31, 2022 will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the date of issuance of these consolidated financial statements.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, revenue and the accrual of research and development expenses. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results could differ from the Company’s estimates.

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

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ equity as a reduction of additional paid-in capital generated as a result of the offering. Should the in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the statement of operations. Deferred offering costs associated with the Company's ATM Program were $0.6 million and $0.5 million as of December 31, 2022 and 2021, respectively. All other deferred offering costs accumulated during the years ended December 31, 2022 and 2021 and associated with the Company’s public offerings were recorded as a reduction of additional paid-in capital upon the close of the Company’s public offerings on August 9, 2022 and March 4, 2021, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash equivalents, investment securities, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses. The carrying amount of accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses are considered a reasonable estimate of their fair value, due to the short-term maturity of these instruments. The Company’s cash equivalents and investment securities are carried at fair value, determined according to the fair value hierarchy described below (see Note 9).

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

Net Loss Per Share

Basic net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net income attributable to common stockholders is computed by adjusting income attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities, including outstanding stock options. Diluted net income per share attributable to common stockholders is computed by dividing the diluted net income attributable to common stockholders by the weighted average number of common shares outstanding for the period, including potential dilutive common shares assuming the dilutive effect of outstanding stock options.

In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

The Company reported a net loss attributable to common stockholders for the years ended December 31, 2022, 2021 and 2020.

Comprehensive Loss

Comprehensive (loss) income includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2022, 2021 and 2020, the Company’s only element of other comprehensive loss was unrealized (losses) gains on available-for-sale investments.

Recently Issued Accounting Pronouncements

New pronouncements issued but not effective until after December 31, 2022 are not expected to have a material impact on the Company’s consolidated financial statements.

Note 3. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2022	2021
Leasehold improvements	$1,367	$1,351
Furniture and fixtures	1,020	984
Computer equipment	999	575
Office equipment	673	487
Software	596	267
Assets not yet in service	226	—
Total property and equipment	4,881	3,664
Less: accumulated depreciation	(1,680)	(572)
Property and equipment, net	$3,201	$3,092

Depreciation expense was $1.1 million for the year ended December 31, 2022, $0.5 million for the year ended December 31, 2021, and $0.1 million for the year ended December 31, 2020.

Note 4. Prepaid Expenses and Other Assets and Accrued Expenses

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2022	2021
Research and development expenses	$25,285	$18,066
Insurance	2,472	2,364
Other	2,343	708
Total prepaid expenses and other current assets	$30,100	$21,138

The Company also had other non-current assets of $0.4 million as of December 31, 2022, which consisted of a security deposit of $0.4 million and less than $0.1 million in prepaid expenses.

Accrued expenses consisted of the following (in thousands):

	December 31,
	2022	2021
Research and development expenses	$11,962	8,316
Payroll and related expenses	11,950	$6,989
Professional fees	2,943	543
Other	2,430	251
Total accrued expenses	$29,285	$16,099

Note 5. Stockholders’ Equity

Preferred Stock

On July 2, 2019, in connection with the closing of the Company’s IPO, the Company filed its amended and restated Certificate of Incorporation, which authorizes the Company to issue up to 10,000,000 shares of preferred stock, $0.0001 par value per share. Through December 31, 2022, no preferred stock has been issued.

Common Stock

As of December 31, 2022, the Company’s amended and restated Certificate of Incorporation authorized the Company to issue 150,000,000 shares of common stock, $0.0001 par value per share.

Holders of the common stock are entitled to one vote for each share of common stock held at all meetings of stockholders and written actions in lieu of meetings. The holders of common stock are entitled to receive dividends out of funds legally available, as declared by the board of directors. These dividends are subject to the preferential dividend rights of the holders of the Company’s preferred stock. Through December 31, 2022, no cash dividends have been declared or paid.

As of December 31, 2022, there were 34,473,905 shares of common stock outstanding.

Note 6. Zai License Agreement

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

The Zai License Agreement will expire upon the latest of the following dates with respect to the last licensed product in any region in the Licensed Territory: (i) the date of expiration of the last valid claim covering such licensed product in such region, (ii) the date that is a specific period after the date of the first commercial sale of such licensed product in such region and (iii) the expiration date of any regulatory exclusivity for such licensed product in such region. Zai may terminate the Zai License Agreement for convenience, subject to the terms thereto, by providing written notice to the Company, which termination will be effective following a prescribed notice period. In addition, the Company may terminate the Zai License Agreement under specified circumstances if Zai or certain other parties challenge the Company's patent rights or if Zai or its affiliates fail to complete certain development activities with respect to the licensed product for a specified period of time, subject to specified exceptions. Either party may terminate the Zai License Agreement for the other party’s uncured material breach, with a customary notice and cure period, or insolvency.

After termination or expiration, the Company is entitled to retain a worldwide, exclusive, and perpetual license from Zai to exploit the licensed product, which license would be non-exclusive after expiration (but not termination), subject to a reasonable royalty to be agreed by the parties if terminated for the Company's uncured material breach.

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

Under the terms of the Zai License Agreement, Zai has the sole right to manufacture, or have manufactured, KarXT for use in development and commercialization in the Licensed Territory. At the election of Zai, the Company may supply KarXT to Zai at the fully burdened manufacturing cost plus a specified margin, as defined within the Zai License Agreement. This provision was determined to be an option to acquire additional goods or services at a price that approximates the stand-alone selling price for that good or service, and therefore does not represent a material right, or separate performance obligation, within the context of the Zai License Agreement. For the year ended December 31, 2022, the Company recognized less than $0.1 million in revenue associated with sales of clinical drug supply to Zai. For the year ended December 31, 2021, no revenue was recognized for sales of clinical drug supply.

The Company determined the transaction price of the Zai License Agreement was equal to $37.0 million, which includes the upfront fee of $35.0 million and payments to taxing authorities on the Company's behalf. In estimating the stand-alone selling price, the Company determined that there were no significant financing components, noncash consideration or amounts that may be refunded to the customer, and as such the total unconstrained consideration of $37.0 million was included in the total transaction price.

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

Milestone Payments. The potential development and regulatory milestone payments, as well as sales milestone payments, are paid upon achievement of certain milestones as defined in the Zai License Agreement. For the year ended December 31, 2022, the Company recognized $10.6 million in license revenue for certain development milestones and related payments to taxing authorities on the Company's behalf, and recorded $1.1 million in foreign tax expense to income tax provision. For the year ended December 31, 2021, no revenue was recognized for development and regulatory milestones.

For all remaining development and regulatory milestones, which, as of December 31, 2022, can total up to $70.0 million, it was determined that their achievement is highly dependent on factors outside of the Company's control. These payments have been fully constrained until the Company concludes that achievement of the milestone is probable, and that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods, and as such have been excluded from the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint and, if necessary, adjust its estimate of the overall transaction price.

As of December 31, 2022, the Company has not recognized any revenue associated with sales milestones.

Royalties. Any consideration related to royalties will be recognized if and when the related sales occur, as they were determined to relate predominantly to the license granted to Zai and, therefore, have also been excluded from the transaction price. No royalty revenue was recognized during the years ended December 31, 2022 and 2021.

There was no deferred revenue as of December 31, 2022 or 2021 related to the Zai License Agreement.

Note 7. Net Loss per Share

Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share of common stock for the years ended December 31, 2022, 2021 and 2020 (in thousands, except share and per share data):

	Year Ended December 31,
	2022	2021	2020
Net Loss	$(276,336)	$(143,805)	$(68,554)
Weighted-average shares used in computing net loss per share	31,629,013	29,138,915	26,446,006
Net loss per share, basic and diluted	$(8.74)	$(4.94)	(2.59)

The Company’s potentially dilutive securities, which consist of stock options, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

Common Stock Equivalents

As of December 31, 2022, 2021 and 2020, stock options outstanding to purchase common stock of 5,570,355, 5,323,162 and 4,612,790, respectively, have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive impact.

Note 8. Stock-based Compensation

Stock Options

In September 2009, the Company’s board of directors approved the 2009 Stock Incentive Plan (the “2009 Plan”), which provided for the grant of incentive stock options to employees and non-statutory stock options to directors, consultants, and non-employees of the Company. The 2009 Plan terminated in July 2019 effective upon the completion of the Company’s IPO. No additional options will be granted under the 2009 Plan. At December 31, 2022, there were 2,134,197 options outstanding under the 2009 Plan.

In May 2019, the Company’s board of directors approved the 2019 Stock Option and Incentive Plan (the “2019 Plan”), which became effective on June 26, 2019, the date immediately prior to the date on which the registration statement related to the IPO was declared effective by the SEC. The 2019 Plan will expire in May 2029. Under the 2019 Plan, the Company may grant incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units ("RSUs") and other stock-based awards. There were 1,709,832 shares of the Company’s common stock initially reserved for issuance under the 2019 Plan. The number of shares of common stock underlying awards that expire, or are terminated, surrendered, canceled or forfeited without having been fully exercised under the 2009 Plan will be added to the shares of common stock available for issuance under the 2019 Plan. In addition, the number of shares of common stock that may be issued under the 2019 Plan automatically increases on January 1 of each calendar year, commencing on January 1, 2020, by 4% of the number of shares of common stock outstanding on the immediately preceding December 31 or such lesser amount determined by the Company’s board of directors or the compensation committee of the board of directors. As of December 31, 2022, there were 1,720,906 common shares available for issuance and 3,436,158 options outstanding under the 2019 Plan.

Options under the 2019 Plan generally vest based on the grantee’s continued service with the Company during a specified period following a grant as determined by the board of directors and expire ten years from the grant date. Awards typically vest in four years, but vesting conditions can vary based on the discretion of the Company’s board of directors.

A summary of the Company’s stock option activity and related information is as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	5,323,162	$50.04	7.7	$431,456
Granted	1,031,835	132.29
Exercised	(691,719)	53.26
Forfeited	(92,923)	113.48
Outstanding as of December 31, 2022	5,570,355	$63.82	7.2	$744,097
Options vested and expected to vest as of December 31, 2022	5,570,355	$63.82	7.2	$744,097
Options exercisable as of December 31, 2022	3,538,587	$31.86	6.4	$582,594

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the publicly traded stock price of the Company’s common stock as of December 31, 2022.

As of December 31, 2022, there was $125.3 million of unrecognized compensation cost, which is expected to be recognized over a weighted-average period of 2.8 years.

The weighted-average fair values of options granted during the years ended December 31, 2022, 2021 and 2020 was $79.63, $71.40, and $52.60, respectively. The intrinsic value of options exercised during the years ended December 31, 2022, 2021 and 2020 was $106.3 million, $40.5 million and $86.0 million, respectively.

The fair value of options granted was estimated at the date of grant using the Black-Scholes model with the following assumptions:

	Year Ended December 31,
	2022	2021	2020
Expected term (in years)	5.50 - 7.00	5.50 - 7.00	5.50 - 7.00
Expected volatility	56.25% - 60.39%	56.57% - 60.21%	55.73% - 61.28%
Risk-free interest rate	1.47% - 4.19%	0.57% - 1.37%	0.35% - 1.49%
Expected dividend yield	0.00%	0.00%	0.00%

Stock-based Compensation Expense

Stock-based compensation expense is classified in the statements of operations for the years ended December 31, 2022, 2021 and 2020 as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
General and administrative	$26,509	$18,175	$9,704
Research and development	20,942	11,636	3,767
Total stock-based compensation expense	$47,451	$29,811	$13,471

Note 9. Fair Value of Financial Assets and Liabilities

Cash Equivalents and Investment Securities

The following table presents information about the Company’s assets as of December 31, 2022 and 2021 that are measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurement
	at December 31, 2022 Using
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$160,158	$—	$—	$160,158
Commercial paper	—	61,277	—	61,277
Investment securities:
US Treasuries	423,688	—	—	423,688
US government agencies	210,188	—	—	210,188
Corporate debt securities	—	63,728	—	63,728
Commercial paper	—	178,111	—	178,111
Total	$794,034	$303,116	$—	$1,097,150

	Fair Value Measurement
	at December 31, 2021 Using
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$199,019	$—	$—	$199,019
Investment securities:
US Treasuries	100,043	—	—	100,043
Corporate debt securities	—	55,744	—	55,744
Commercial paper	—	131,251	—	131,251
Total	$299,062	$186,995	$—	$486,057

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

The estimated fair value and amortized cost of the Company’s available-for-sale investments, by contractual maturity and security type, are summarized as follows (in thousands):

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
US Treasuries (due within one year)	$329,533	$17	$(2,044)	$327,506
US Treasuries (due after one year and less than three years)	96,802	—	(620)	96,182
US government agencies (due within one year)	178,319	54	(108)	178,265
US government agencies (due after one year and less than three years)	32,104	—	(181)	31,923
Corporate debt securities (due within one year)	51,952	1	(170)	51,783
Corporate debt securities (due after one year and less than three years)	11,983	—	(38)	11,945
Commercial paper (due within one year)	178,312	16	(217)	178,111
Total	$879,005	$88	$(3,378)	$875,715

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
US Treasuries (due within one year)	$15,137	$—	$(12)	$15,125
US Treasuries (due after one year and less than two years)	85,277	—	(359)	84,918
Corporate debt securities (due within one year)	45,510	—	(57)	45,453
Corporate debt securities (due after one year and less than two years)	10,338	—	(47)	10,291
Commercial paper (due within one year)	131,273	5	(27)	131,251
Total	$287,535	$5	$(502)	$287,038

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

Unrealized losses on available-for-sale securities presented in the previous table have not been recognized in the consolidated statements of operations because the securities are high credit quality, investment grade securities that the Company does not intend to sell and will not be required to sell prior to their anticipated recovery, and the decline in fair value is attributable to factors other than credit losses. Based on its evaluation, the Company determined its year-to-date credit losses related to its available-for-sale securities were immaterial at December 31, 2022 and 2021.

Note 10. Commitments and Contingencies

Leases

In March 2021, the Company entered into an agreement (“High Street Lease”) to sublease from a third party approximately 25,445 square feet of office space on High Street in Boston, Massachusetts, beginning on April 1, 2021 and expiring December 31, 2025. The initial fixed rental rate is $60 per rentable square foot of the premises per annum and will increase at a rate of $1 per rentable square foot each year, with base rent first becoming due on July 1, 2021. Upon signing of the High Street Lease, the Company was also required to pay the first full monthly installment of base rent of $0.1 million and a security deposit of $0.4 million. The security deposit was recorded within other non-current assets on the consolidated balance sheets as of December 31, 2022 and 2021. The first monthly installment was included as an adjustment to the ROU asset recognized upon commencement of the lease. The Company recognized an ROU asset and corresponding lease liability of $6.2 million and $6.0 million, respectively, on its consolidated balance sheet as of April 1, 2021, upon commencement of the High Street Lease.

The Company also has approximately 11,225 square feet of office space on Arch Street in Boston, MA ("Arch Street Lease Agreement") and 5,050 square feet of office space in Carmel, Indiana (“Indiana Lease Agreement”). The Arch Street Lease Agreement expires in December 2023, as amended, and the associated space is entirely subleased to third parties through the remainder of the current lease term ("Arch Street Subleases"). Under the terms of the Arch Street Lease Agreement, the Company is required to maintain a cash balance of $0.2 million to secure a letter of credit associated with this lease. The amount was classified as restricted cash in the consolidated balance sheets as of December 31, 2022 and 2021. Upon signing of the Arch Street Subleases, the Company received a security deposit of $0.1 million which has been recorded within restricted cash on the consolidated balance sheets as of December 31, 2022 and 2021. The Indiana Lease Agreement expires in July 2023, with the option to renew for an additional three-year term.

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

The components of lease cost were as follows (dollar amounts in thousands):

	Year Ended December 31,
	2022	2021	2020
Lease Cost:
Operating lease cost	$2,150	$1,829	$791
Short-term lease cost	—	—	—
Sublease income	(580)	(254)	—
Total lease cost	$1,570	$1,575	$791

Other Information:
Cash paid for amounts included in the measurement of lease liabilities	$2,547	$1,618	$733
Operating lease liabilities arising from obtaining right-of-use assets	—	6,040	3,259
Weighted-average remaining lease term	2.65 years	3.50 years	2.94 years
Weighted-average discount rate	5.87%	5.90%	6.21%

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities and a reconciliation to present value of lease liabilities as of December 31, 2022 (in thousands):

Year ended:
December 31, 2023	$2,520
December 31, 2024	1,597
December 31, 2025	1,622
Total future minimum lease payments	5,739
Less imputed interest	(411)
Present value of lease liabilities	$5,328

The annual undiscounted cash flows to be received from subleases is $0.6 million as of December 31, 2022. The Amended Arch Street Lease Agreement, the Arch Street Original Premises, and Arch Street Expansion Premises mature in December 2023 and will not be extended.

Historically, all Company assets and liabilities belonged to a single corporate office asset group. The circumstances described above triggered a reassessment of asset grouping, such that the ROU assets associated with the Arch Street Lease Agreement had their own separately identifiable cash flows and therefore their own separate asset grouping. Sublease income associated with the Arch Street Subleases is projected to be lower than lease payments owed by the Company for this space, and therefore impairment was indicated for this new asset group. The carrying value of these ROU assets immediately before impairment was $2.0 million, and the fair value of these operating lease ROU assets immediately subsequent to the impairment, calculated as the present value of the estimated future cash flows attributable to the assets, was $1.3 million. The Company recognized $0.7 million in impairment losses on ROU assets within other income, net, on the statement of operations for the year ended December 31, 2021.

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

The initial upfront payment of $0.1 million was expensed when incurred in May 2012. As of December 31, 2022, no milestones have been reached, and accordingly, no milestone payments have been made.

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

The Company incurred no expenses related to the Patent License Agreement during the year ended December 31, 2022. During the year ended December 31, 2021, the Company paid less than $0.1 million in sublicense income associated with the Zai License Agreement to PureTech Health. In December 2020, the Company paid $2.0 million to PureTech Health, having reached the milestone of Phase 3 clinical trial commencement. As of December 31, 2022, the remaining development and regulatory milestone payments under the Patent License Agreement total up to $8.0 million. The Company had no outstanding liabilities to PureTech Health related to the Patent License Agreement at December 31, 2022 and 2021.

Other Funding Commitments

The Company enters into contracts in the normal course of business with CROs, CMOs and other third parties for clinical trials, preclinical research studies and testing and manufacturing services, which are generally cancelable upon prior written notice. Payments due upon cancellation may consist of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation, and may also include termination penalties. As of December 31, 2022 and 2021, we had no outstanding liabilities related to such items.

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

Litigation

The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities as of December 31, 2022.

Note 11. Income Taxes

The Company recorded income tax expense of $1.4 million during the year ended December 31, 2022, and less than $0.1 million during each of the years ended December 31, 2021 and 2020. The Company did not recognize any significant deferred tax expense for the years ended December 31, 2022, 2021, or 2020 as the Company was subject to a full valuation allowance.

A reconciliation of the differences between the effective tax rates of the Company and the U.S. federal statutory tax rate are as follows:

	Year Ended December 31,
	2022	2021	2020
Statutory tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	7.3%	5.3%	10.3%
Share-based compensation	5.6%	3.6%	21.3%
Foreign withholding tax	-0.3%	0.0%	0.0%
Tax credits	8.2%	5.2%	3.2%
Change in valuation allowance	-42.2%	-35.1%	-55.7%
Other	-0.1%	0.0%	-0.1%
Effective income tax rate	-0.5%	0.0%	0.0%

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2022 and 2021 are as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Operating tax losses	$105,911	$82,740
Capitalized research and development expenses	59,654	—
Tax credit carryforwards	38,840	13,695
Share-based compensation	18,457	11,699
Accrued expenses	2,745	1,653
Lease liability	1,371	1,910
Charitable contributions	188	10
Depreciation and amortization	10	—
Deferred tax assets	227,176	111,707

Valuation allowance	(225,973)	(110,046)

Deferred tax liabilities:
ROU assets	(1,203)	(1,643)
Depreciation	—	(18)
Deferred tax liabilities	(1,203)	(1,661)

Net Deferred Tax Asset / (Liability)	$—	$—

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

At December 31, 2022, on a separate return method, the Company has federal net operating loss carryforwards totaling $406.5 million, of which $9.8 million begin to expire in 2029 and the remaining $396.7 million can be carried forward indefinitely. In addition, the Company had state net operating loss carryforwards totaling $321.5 million which begin to expire in 2030. Lastly, the Company has federal research credits of $34.9 million and state research credits of $4.9 million which begin to expire in 2031. Because the Company had historically been a subsidiary of PureTech Health, $406.0 million and $301.5 million of the federal and state net operating loss carryforwards, respectively, can be used to offset income on the Company's future tax returns. In addition, $34.8 million and $4.9 million of the federal and state tax credit carryforwards, respectively, can be used to offset tax due on the Company's future tax returns. The Company's net operating loss and tax credit carryforwards could, in whole or in part, expire unused and be unavailable to offset future income tax liabilities.

Management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss carryforwards, research and development expenses capitalized under Internal Revenue Code Section 174, and tax credit carryforwards. Under the applicable accounting standards, management has considered the Company's history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets at December 31, 2022. The valuation allowance increased by $115.9 million during the year ended December 31, 2022, which primarily relates to the current year operating loss, expenses capitalized under Section 174, and tax credits generated.

Under the provisions of the Internal Revenue Code, the net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company assessed its potential Section 382 limitations during the year ended December 31, 2022, and while certain tax attributes are subject to annual limitations, none are expected to be restricted in their future utilization if the Company earns sufficient future profits to utilize the tax attributes. Future transactions involving the issuance or transfer of the Company’s stock could result in additional ownership changes which may limit the amount of tax attributes available to offset future tax liabilities.

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

The Company accounts for uncertain tax positions pursuant to ASC 740, which prescribes a recognition threshold and measurement process for financial statement recognition of uncertain tax positions taken or expected to be taken in a tax return. If the tax position meets this threshold, the benefit to be recognized is measured as the tax benefit having the highest likelihood of being realized upon ultimate settlement with the taxing authority. As of December 31, 2022, the Company has not recorded any unrecognized tax benefits. The Company does not expect any material change in unrecognized tax benefits within the next twelve months. The Company’s policy is to record interest and penalties as a component of income tax expense. As of December 31, 2022, the Company has not accrued interest or penalties related to any uncertain tax positions.

The Company is subject to taxation in the United States federal and certain state jurisdictions. The Company has incurred operating losses since inception, and therefore, the losses in all periods may be adjusted by taxing jurisdictions in future periods in which they are utilized.

Note 12. 401(k) Savings Plan

The Company has a 401(k) retirement plan in which substantially all U.S. employees are eligible to participate. Eligible employees may elect to contribute up to the maximum limits, as set by the Internal Revenue Service, of their eligible compensation. The total contribution expense for the Company was $1.0 million for the year ended December 31, 2022, $0.5 million for the year ended December 31, 2021 and $0.2 million for the year ended December 31, 2020.

Note 13. Subsequent Events

In January 2023, the Company entered into an exclusive license agreement (the "GFB Agreement"), with GFB (ABC), LLC ("GFB"), assignee of the assignment estate of Goldfinch Bio, Inc., pursuant to which GFB granted to the Company the exclusive right and license to develop, manufacture, and commercialize GFB’s TRPC4/5 candidates (the "GFB Compounds"), including the lead clinical-stage candidate known as KAR-2618 (formerly GFB-887). The Company agreed to use commercially reasonable efforts to develop, obtain regulatory approval for, and commercialize at least one licensed product that contains or comprises a GFB Compound in at least two indications in the United States.

Under the terms of the GFB Agreement, the Company paid to GFB a $15 million upfront payment, and agreed to pay a total of up to $520.0 million for each GFB Compound upon the achievement of certain development, regulatory and commercial milestones with respect to such GFB Compound, of which $110.0 million, $150.0 million, and $260.0 million are related to development, regulatory, and commercial sales milestones, respectively. The Company also agreed to pay GFB a flat low-single digit royalty on aggregate net sales of each licensed product on a country-by-country basis until the expiration of the applicable royalty term, which ends on the later of (i) the expiration date of the last valid claim covering the licensed product in such country, (ii) the expiration date of regulatory exclusivity with respect to such licensed product in such country, and (iii) the date that is a specific period after the first commercial sale of such licensed product in such country. The royalty rate is subject to reduction on a licensed product-by-licensed product and country-by-country basis under certain circumstances. In the event that the Company sublicenses to a third party any of the rights to the licensed intellectual property granted under the GFB Agreement, the Company will be obligated to pay GFB royalties within the range of 25% to 35% on any consideration the Company receives from the sublicensee, excluding royalties and certain other payments.

Unless earlier terminated, the GFB Agreement will expire on the expiration of the last to expire royalty term. Unless the GFB Agreement is earlier terminated, on expiration of each applicable royalty term, the Company will have a fully paid-up, irrevocable and perpetual license to develop, manufacture and commercialize each applicable licensed product in the applicable country. Either party may terminate the GFB Agreement for the other party’s material breach, following a customary notice and cure period, or insolvency. The Company may terminate the GFB Agreement for any reason upon 90 days written notice to GFB.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, who serve as our principal executive officer and principal financial and accounting officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.

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

Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Our independent registered public accounting firm has issued an attestation report of our internal control over financial reporting, which is included in Item 8, “Consolidated Financial Statements and Supplementary Data” appearing elsewhere in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our independent public accounting firm is KPMG LLP, Boston, Massachusetts, PCAOB Auditor ID 185.

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. Consolidated Financial Statements

The following documents are included in this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Comprehensive Loss

Consolidated Statements of Stockholders’ Equity

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

ITEM 16. FORM 10-K SUMMARY

Not applicable.

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

10.19#	Form of Director Indemnification Agreement (filed as Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on May 31, 2019, and incorporated by reference herein)

10.20#	Form of Officer Indemnification Agreement (filed as Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on May 31, 2019, and incorporated by reference herein)

10.21#	Senior Executive Cash Incentive Bonus Plan (filed as Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on May 31, 2019, and incorporated by reference herein)
10.22	Sublease, dated as of March 5, 2021, between the Registrant and Workable, Inc. (filed as Exhibit 99.1 to the Registrant's 8-K, filed with the SEC on March 10, 2021)
10.23+

License Agreement, dated as of November 8, 2021, between the Registrant and Zai Lab (Shanghai) Co., Ltd. (filed as Exhibit 10.23 to the Registrant's Annual Report on Form 10-K filed on February 24, 2022)

10.24#	Employment Agreement, dated as of November 29, 2021, between the Registrant and Charmaine Lykins (filed as Exhibit 10.24 to the Registrant's Annual Report on Form 10-K filed on February 24, 2022)
10.25#	Employment Agreement, dated November 30, 2022, by and between the Company and William Meury (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 6, 2022)
10.26*+	License Agreement, dated as of January 31, 2023, between the Registrant and GFB (ABC), LLC

21.1	List of Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Registrant's Annual Report on Form 10-K filed on March 24, 2020)

23.1*	Consent of KPMG LLP, independent registered public accounting firm

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Schema Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

KARUNA THERAPEUTICS, INC.

Date: February 23, 2023	By:	/s/ William Meury
William Meury President and Chief Executive Officer (Principal Executive Officer)

Date: February 23, 2023	By:	/s/ Troy Ignelzi
Troy Ignelzi Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Meury William Meury	President, Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2023

/s/ Troy Ignelzi Troy Ignelzi	Chief Financial Officer (Principal Financial and Accounting Officer)	February 23, 2023

/s/ Christopher J. Coughlin Christopher J. Coughlin	Director	February 23, 2023

/s/ James I. Healy, M.D. James I. Healy, M.D.	Director	February 23, 2023

/s/ Jeffrey M. Jonas, M.D. Jeffrey M. Jonas, M.D.	Director	February 23, 2023

/s/ Laurie J. Olson Laurie J. Olson	Director	February 23, 2023

/s/ Atul Pande, M.D. Atul Pande, M.D.	Director	February 23, 2023

/s/ Steven Paul, M.D.	Chief Scientific Officer, President of Research and Development, and Director	February 23, 2023
Steven Paul, M.D.

/s/ Denice M. Torres Denice M. Torres	Director	February 23, 2023

/s/ David E. Wheadon, M.D. David E. Wheadon, M.D.	Director	February 23, 2023