Form 10-Q
period 2023-03-31
Karuna Therapeutics, Inc.
filed 2023-05-04
CIK 1771917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 24, 2023, the registrant had 37,443,954 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

KARUNA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$562,660	$248,329
Restricted cash	261	—
Investment securities, available-for-sale	909,761	875,715
Short-term investments, other	2,033	—
Accounts receivable	—	57
Prepaid expenses and other current assets	32,419	30,100
Deferred offering costs	625	568
Total current assets	1,507,759	1,154,769
Restricted cash, net of current portion	—	261
Right-of-use lease assets - operating, net	4,209	4,674
Property and equipment, net	3,721	3,201
Other non-current assets	479	429
Total assets	$1,516,168	$1,163,334
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$476	$2,379
Accrued expenses	22,694	29,285
Current portion of operating lease liability	2,067	2,282
Total current liabilities	25,237	33,946
Operating lease liability, net of current portion	2,692	3,046
Other non-current liabilities	104	104
Total liabilities	28,033	37,096
Commitments and Contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and 0 shares outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 37,398,019 and 34,473,905 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	4	3
Additional paid-in capital	2,151,527	1,693,732
Accumulated deficit	(661,781)	(564,207)
Accumulated other comprehensive loss	(1,615)	(3,290)
Total stockholders’ equity	1,488,135	1,126,238
Total liabilities and stockholders’ equity	$1,516,168	$1,163,334

The accompanying notes are an integral part of these consolidated financial statements

Karuna Therapeutics, Inc.

CONSOLIDATED Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
License and other revenue	$654	$—
Operating expenses:
Research and development	85,467	43,806
General and administrative	24,253	14,788
Total operating expenses	109,720	58,594
Loss from operations	(109,066)	(58,594)
Other income, net:
Interest income	11,345	237
Sublease income	147	139
Total other income, net	11,492	376
Net loss before income taxes	(97,574)	(58,218)
Income tax provision	—	—
Net loss attributable to common stockholders	$(97,574)	$(58,218)
Net loss per share, basic and diluted (Note 6)	$(2.80)	$(1.95)
Weighted average common shares outstanding used in computing net loss per share, basic and diluted	34,800,643	29,805,961

The accompanying notes are an integral part of these consolidated financial statements

Karuna Therapeutics, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net loss	$(97,574)	$(58,218)
Other comprehensive gain (loss):
Unrealized gains (losses) on available-for-sale investments	1,675	(2,038)
Comprehensive loss	$(95,899)	$(60,256)

The accompanying notes are an integral part of these consolidated financial statements

Karuna Therapeutics, Inc.

CONSOLIDATED Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Value	Capital	Deficit	Loss	Equity
Balance, December 31, 2022	34,473,905	$3	$1,693,732	$(564,207)	$(3,290)	$1,126,238
Issuance of common stock upon public offering, net of $23,000 in under-writing discounts and commissions and $281 in offering costs	2,851,299	1	436,719	—	—	436,720
Stock-based compensation expense	—	—	15,507	—	—	15,507
Exercise of common options	72,815	—	5,569	—	—	5,569
Other comprehensive gain	—	—	—	—	1,675	1,675
Net loss	—	—	—	(97,574)	—	(97,574)
Balance, March 31, 2023	37,398,019	$4	$2,151,527	$(661,781)	$(1,615)	$1,488,135

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Value	Capital	Deficit	Loss	Equity
Balance, December 31, 2021	29,770,558	$3	$790,391	$(287,871)	$(497)	$502,026
Stock-based compensation expense	—	—	10,636	—	—	10,636
Exercise of common options	60,700	—	1,282	—	—	1,282
Other comprehensive loss	—	—	—	—	(2,038)	(2,038)
Net loss	—	—	—	(58,218)	—	(58,218)
Balance, March 31, 2022	29,831,258	$3	$802,309	$(346,089)	$(2,535)	$453,688

The accompanying notes are an integral part of these consolidated financial statements

Karuna Therapeutics, Inc.

CONSOLIDATED Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(97,574)	$(58,218)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	15,507	10,636
Amortization of premiums and accretion of discounts on investment securities	(7,305)	285
Depreciation and amortization expense	327	248
Changes in operating assets and liabilities:
Accrued interest on investment securities	(322)	(65)
Accounts receivable	57	1,750
Prepaid expenses and other current assets	(2,319)	166
Right-of-use assets	465	432
Other non-current assets	(50)	28
Accounts payable	(1,903)	(481)
Accrued expenses	(6,943)	(4,059)
Operating lease liability	(569)	(525)
Net cash used in operating activities	(100,629)	(49,803)

Cash flows from investing activities
Purchases of investment securities	(318,644)	(48,303)
Purchase of short-term investments (certificates of deposit)	(2,033)	—
Maturities of investment securities	293,900	66,099
Acquisition of property and equipment	(714)	—
Net cash (used in) provided by investing activities	(27,491)	17,796

Cash flows from financing activities
Proceeds from public offering, net of underwriting discounts and commissions	437,001	—
Payment of offering costs	(119)	(25)
Proceeds from exercise of stock options	5,569	1,282
Net cash provided by financing activities	442,451	1,257
Net increase (decrease) in cash, cash equivalents and restricted cash	314,331	(30,750)
Cash, cash equivalents and restricted cash at beginning of period	248,590	207,214
Cash, cash equivalents and restricted cash at end of period	$562,921	$176,464

Supplemental disclosures of cash flows information
Deferred offering costs included in accounts payable and accrued expenses	$219	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$133	$206

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

Since the Company’s inception, it has focused substantially all of its efforts and financial resources on organizing and staffing the Company, acquiring and developing its technology, raising capital, building its intellectual property portfolio, undertaking preclinical studies and clinical trials, preparing for the potential commercialization of KarXT, and providing general and administrative support for these activities. The Company has not generated any product revenue related to its primary business purpose to date and is subject to a number of risks similar to those of other early stage companies, including dependence on key individuals, regulatory approval of products, uncertainty of market acceptance of products, competition from substitute products and larger companies, compliance with government regulations, protection of proprietary technology, dependence on third parties, product liability, the impact of the ongoing and evolving COVID-19 coronavirus pandemic, and the need to obtain adequate additional financing to fund the development of its product candidates.

On July 2, 2020, the Company filed an automatically effective registration statement on Form S-3 (the "Registration Statement"), with the Securities and Exchange Commission ("SEC"), which registers the offering, issuance and sale of an unspecified amount of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. In March 2023, the Company completed a follow-on public offering under the Registration Statement and a related prospectus supplement in which it issued and sold 2,851,299 shares of common stock, which included the full exercise of the underwriters’ option to purchase an additional 371,908 shares of common stock, at a public offering price of $161.33 per share. The aggregate net proceeds to the Company from the offering, inclusive of proceeds from the option exercise, were $436.7 million after deducting underwriting discounts and commissions of $23.0 million and offering expenses of $0.3 million.

The Company’s consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company experienced negative operating cash flows of $100.6 million for the three months ended March 31, 2023 and had an accumulated deficit of $661.8 million as of March 31, 2023. The Company expects to continue to generate operating losses for the foreseeable future.

The Company expects that its cash, cash equivalents, available-for-sale investments and short-term investments of $1,474.5 million as of March 31, 2023 will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the date of issuance of these consolidated financial statements.

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

The accompanying consolidated balance sheet as of March 31, 2023 and the consolidated statements of operations, comprehensive loss, cash flows, and stockholders’ equity for the three months ended March 31, 2023 and 2022 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2023 and the results of its operations and cash flows for the three months ended March 31, 2023 and 2022. Certain information and footnote disclosures typically included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these unaudited consolidated interim financial statements should be read in conjunction with the Company’s consolidated financial statements as of and for the year ended December 31, 2022. The results for the three months ended March 31, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period.

Note 2. Summary of Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2022, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K. During the three months ended March 31, 2023, there were no material changes to the Company’s significant accounting policies, notwithstanding the following policies.

Acquired In-Process Research and Development (IPR&D) and Development Milestones

Acquired IPR&D and development milestones include the initial costs of externally developed IPR&D projects, acquired directly in a transaction other than a business combination, that do not have an alternative future use. Prior to regulatory approval of the compound, initial costs are expensed when incurred, and milestone payment obligations related to these transactions are expensed when the event triggering an obligation to pay the milestone occurs. Milestone payments made upon or after regulatory approval are capitalized and amortized over the remaining useful life of the related asset.

Recently Issued Accounting Pronouncements

New pronouncements issued but not effective until after March 31, 2023 are not expected to have a material impact on the Company’s consolidated financial statements.

Note 3. Prepaid Expenses and Other Assets and Accrued Expenses

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Research and development expenses	$24,271	$25,285
Insurance	1,216	2,472
Other	6,932	2,343
Total prepaid expenses and other current assets	$32,419	$30,100

The Company also had other non-current assets of $0.5 million as of March 31, 2023 and $0.4 million as of December 31, 2022. As of March 31, 2023, other non-current assets consisted of a security deposit of $0.4 million and $0.1 million in prepaid expenses. As of December 31, 2022, other non-current assets consisted of a security deposit of $0.4 million and less than $0.1 million in prepaid expenses.

Accrued expenses consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Research and development expenses	$14,586	$11,962
Payroll and related expenses	3,776	11,950
Professional fees	2,769	2,943
Other	1,563	2,430
Total accrued expenses	$22,694	$29,285

Note 4. Stockholders’ Equity

Preferred Stock

On July 2, 2019, in connection with the closing of the Company’s initial public offering of its common stock ("IPO"), the Company filed its amended and restated Certificate of Incorporation, which authorizes the Company to issue up to 10,000,000 shares of preferred stock, $0.0001 par value per share. Through March 31, 2023, no preferred stock has been issued.

Common Stock

As of March 31, 2023, the Company’s amended and restated Certificate of Incorporation authorized the Company to issue 150,000,000 shares of common stock, $0.0001 par value per share.

Holders of the common stock are entitled to one vote for each share of common stock held at all meetings of stockholders and written actions in lieu of meetings. The holders of common stock are entitled to receive dividends out of funds legally available, as declared by the board of directors. These dividends are subject to the preferential dividend rights of the holders of the Company’s preferred stock. Through March 31, 2023, no cash dividends have been declared or paid.

As of March 31, 2023, there were 37,398,019 shares of common stock outstanding.

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

Revenue Recognition

The Company concluded that the distinct units of account within the agreement are reflective of a vendor-customer relationship and therefore within the scope of ASC 606, Revenue From Contracts with Customers.

Under the provisions of ASC 606, the Company identified one performance obligation. The Company provided an exclusive license to intellectual property, bundled with the associated know-how and certain professional services that are not substantive.

Under the terms of the Zai License Agreement, Zai has the sole right to manufacture, or have manufactured, KarXT for use in development and commercialization in the Licensed Territory. At the election of Zai, the Company may supply KarXT to Zai at the fully burdened manufacturing cost plus a specified margin, as defined within the Zai License Agreement. This provision was determined to be an option to acquire additional goods or services at a price that approximates the stand-alone selling price for that good or service, and therefore does not represent a material right, or separate performance obligation, within the context of the Zai License Agreement. For the three months ended March 31, 2023, the Company recognized $0.7 million in revenue associated with sales of clinical drug supply to Zai. For the three months ended March 31, 2022, no revenue was recognized for sales of clinical drug supply.

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

Milestone Payments. The potential development and regulatory milestone payments, as well as sales milestone payments, are paid upon achievement of certain milestones as defined in the Zai License Agreement. For the three months ended March 31, 2023 and 2022 there was no revenue related to milestone payments recognized pursuant to the Zai License Agreement.

For all remaining development and regulatory milestones, which, as of March 31, 2023, can total up to $70.0 million, it was determined that their achievement is highly dependent on factors outside of the Company's control. These payments have been fully constrained until the Company concludes that achievement of the milestone is probable, and that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods, and as such have been excluded from the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint and, if necessary, adjust its estimate of the overall transaction price.

As of March 31, 2023, the Company has not recognized any revenue associated with sales milestones.

Royalties. Any consideration related to royalties will be recognized if and when the related sales occur, as they were determined to relate predominantly to the license granted to Zai and, therefore, have also been excluded from the transaction price. As of March 31, 2023, the Company has not recognized any revenue associated with royalties.

There was no deferred revenue as of March 31, 2023 or December 31, 2022 related to the Zai License Agreement.

Note 6. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share of common stock for the three months ended March 31, 2023 and 2022 (in thousands, except share and per share data):

	Three Months Ended March 31,
	2023	2022
Net Loss	$(97,574)	$(58,218)
Weighted-average shares used in computing net loss per share	34,800,643	29,805,961
Net loss per share, basic and diluted	$(2.80)	$(1.95)

The Company’s potentially dilutive securities, which consist of stock options and restricted stock units ("RSUs"), have been excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive impact. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

The following common stock equivalents, presented based on amounts outstanding at each period end, have been excluded from the calculation of diluted net loss per share:

	March 31,
	2023	2022
Stock options to purchase common stock	5,809,983	5,923,147
Restricted stock units	209,433	—
	6,019,416	5,923,147

Note 7. License Agreements

Acquisition of KAR-2618 and other TRPC4/5 candidates

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

Under the terms of the GFB Agreement, the Company paid to GFB a $15.0 million upfront payment, and agreed to pay a total of up to $520.0 million for each GFB Compound upon the achievement of certain development, regulatory and commercial milestones with respect to such GFB Compound, of which $110.0 million, $150.0 million, and $260.0 million are related to development, regulatory, and commercial sales milestones, respectively. The Company also agreed to pay GFB a flat low-single digit royalty on aggregate net sales of each licensed product on a country-by-country basis until the expiration of the applicable royalty term, which ends on the later of (i) the expiration date of the last valid claim covering the licensed product in such country, (ii) the expiration date of regulatory exclusivity with respect to such licensed product in such country, and (iii) the date that is a specific period after the first commercial sale of such licensed product in such country. The royalty rate is subject to reduction on a licensed product-by-licensed product and country-by-country basis under certain circumstances. In the event that the Company sublicenses to a third party any of the rights to the licensed intellectual property granted under the GFB Agreement, the Company will be obligated to pay GFB royalties within the range of 25% to 35% on any consideration the Company receives from the sublicensee, excluding royalties and certain other payments.

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

The upfront payment of $15.0 million was accounted for as an asset acquisition and recorded as IPR&D in our consolidated statements of operations for the three months ended March 31, 2023, as KAR-2618 is prior to regulatory approval and has no alternative future use. The Company incurred no expenses related to development, regulatory, or commercial milestones under the GFB Agreement during the three months ended March 31, 2023.

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

The Company paid Eli Lilly an upfront payment of $0.1 million and has agreed to make milestone payments to Eli Lilly of up to an aggregate of $16.0 million upon the achievement of specified regulatory milestones and up to an aggregate of $54.0 million in commercial milestones. In addition, the Company is obligated to pay Eli Lilly tiered royalties, at rates in the low to mid single-digit percentages, on the worldwide net sales of any commercialized product on a country-by-country basis until the expiration of the applicable royalty term, which is the longer of six years from the date of first commercial sale of each licensed product within a country or data package exclusivity in such country. During the royalty term, Eli Lilly is prohibited from granting any third party rights to the patents, regulatory documentation, data records and materials that have been licensed to the Company under the Lilly License Agreement.

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

The initial upfront payment of $0.1 million was expensed when incurred in May 2012. As of March 31, 2023, no regulatory or commercial milestones have been reached and, accordingly, no milestone payments have been made.

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

In connection with the Patent License Agreement, the Company has agreed to make milestone payments to PureTech Health of up to an aggregate of $10.0 million upon the achievement of specified development and regulatory milestones. In addition, the Company is obligated to pay PureTech Health low single-digit royalties on the worldwide net sales of any commercialized product covered by the licenses granted under the Patent License Agreement.

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

The Company incurred no expenses related to the Patent License Agreement during the three months ended March 31, 2023 and 2022. As of March 31, 2023, the remaining development and regulatory milestone payments under the Patent License Agreement total up to $8.0 million. The Company had no outstanding liabilities to PureTech Health related to the Patent License Agreement as of March 31, 2023 and December 31, 2022.

Note 8. Stock-based Compensation

In September 2009, the Company’s board of directors approved the 2009 Stock Incentive Plan (the “2009 Plan”) which provided for the grant of incentive stock options to employees and non-statutory stock options to directors, consultants, and non-employees of the Company. The 2009 Plan terminated in July 2019 effective upon the completion of the Company’s IPO. No additional options will be granted under the 2009 Plan. As of March 31, 2023, there were 2,112,180 options outstanding under the 2009 Plan.

In May 2019, the Company’s board of directors approved the 2019 Stock Option and Incentive Plan (the “2019 Plan”) which became effective on June 26, 2019, the date immediately prior to the date on which the registration statement related to the IPO was declared effective by the SEC. The 2019 Plan will expire in May 2029. Under the 2019 Plan, the Company may grant incentive stock options, non-statutory stock options, restricted stock awards, RSUs, and other stock-based awards. There were 1,709,832 shares of the Company’s common stock initially reserved for issuance under the 2019 Plan. The number of shares of common stock underlying awards that expire, or are terminated, surrendered, canceled or forfeited without having been fully exercised under the 2009 Plan will be added to the shares of common stock available for issuance under the 2019 Plan. In addition, the number of shares of common stock that may be issued under the 2019 Plan automatically increases on January 1 of each calendar year, commencing on January 1, 2020, by 4% of the number of shares of common stock outstanding on the immediately preceding December 31 or such lesser amount determined by the Company’s board of directors or the compensation committee of the board of directors. As of March 31, 2023, there were 2,628,784 common shares available for issuance, 3,697,803 options outstanding, and 209,433 RSUs outstanding under the 2019 Plan.

Stock Options

Option awards under the 2019 Plan generally vest based on the grantee’s continued service with the Company during a specified period following a grant and expire ten years from the grant date. Awards typically vest in four years, but vesting conditions can vary based on the discretion of the Company’s board of directors.

A summary of the Company’s stock option activity and related information is as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	5,570,355	$63.82	7.2	$744,097
Granted	404,098	191.49
Exercised	(72,815)	76.47
Forfeited	(91,655)	150.19
Outstanding as of March 31, 2023	5,809,983	$71.18	7.1	$652,227
Options vested and expected to vest as of March 31, 2023	5,809,983	$71.18	7.1	$652,227
Options exercisable as of March 31, 2023	3,836,456	$36.72	6.3	$555,962

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the publicly traded stock price of the Company’s common stock as of March 31, 2023.

As of March 31, 2023, there was $149.0 million of unrecognized compensation cost, which is expected to be recognized over a weighted-average period of 2.9 years.

The weighted-average fair values of options granted during the three months ended March 31, 2023 and 2022 was $113.45 and $67.49, respectively. The intrinsic value of options exercised during the three months ended March 31, 2023 and 2022 was $8.4 million and $5.8 million, respectively.

Restricted Stock Units

RSUs are granted to certain employees and are payable in shares of our common stock. RSU shares are accounted for at fair value based upon the closing stock price on the date of grant. The corresponding expense is amortized over the vesting period, which is typically four years.

A summary of the Company’s restricted stock unit activity and related information is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested as of December 31, 2022	—	$—
Granted	210,748	191.54
Vested	—	—
Forfeited	(1,315)	191.79
Unvested as of March 31, 2023	209,433	$191.54

As of March 31, 2023, the total remaining unrecognized compensation cost related to nonvested RSUs was $38.6 million, which will be amortized over the weighted-average remaining requisite service period of 3.9 years.

Stock-based Compensation Expense

Stock-based compensation expense is classified in the statements of operations for the three months ended March 31, 2023 and 2022 as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$8,835	$4,530
General and administrative	6,672	6,106
Total stock-based compensation expense	$15,507	$10,636

Note 9. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s assets as of March 31, 2023 and December 31, 2022 that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurement
	at March 31, 2023 Using
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$484,195	$—	$—	$484,195
Commercial paper	—	48,830	—	48,830
US government agencies	14,870	—	—	14,870
Short-term investments, other:
Certificate of deposit	—	2,033	—	2,033
Investment securities:
US Treasuries	456,104	—	—	456,104
US government agencies	203,976	—	—	203,976
Corporate debt securities	—	64,747	—	64,747
Commercial paper	—	184,934	—	184,934
Total	$1,159,145	$300,544	$—	$1,459,689

	Fair Value Measurement
	at December 31, 2022 Using
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$160,158	$—	$—	$160,158
Commercial paper	—	61,277	—	61,277
Investment securities:
US Treasuries	423,688	—	—	423,688
US government agencies	210,188	—	—	210,188
Corporate debt securities	—	63,728	—	63,728
Commercial paper	—	178,111	—	178,111
Total	$794,034	$303,116	$—	$1,097,150

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

Certificates of deposit held for investment with an original maturity greater than three months and less than twelve months are carried at amortized cost and reported as short-term investments on the Company's consolidated balance sheet, which approximates their fair value based on Level 2 inputs.

The Company does not hold any securities classified as Level 3, which are securities valued using unobservable inputs. The Company has not transferred any investment securities between the classification levels.

The estimated fair value and amortized cost of the Company’s available-for-sale investments, by contractual maturity and security type, are summarized as follows (in thousands):

	March 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
US Treasuries (due within one year)	372,497	62	(1,258)	371,301
US Treasuries (due after one year and less than three years)	84,773	256	(225)	84,804
US government agencies (due within one year)	178,907	54	(156)	178,805
US government agencies (due after one year and less than three years)	25,287	—	(115)	25,172
Corporate debt securities (due within one year)	46,118	10	(118)	46,010
Corporate debt securities (due after one year and less than three years)	18,735	24	(23)	18,736
Commercial paper (due within one year)	185,059	—	(126)	184,933
Total	$911,376	$406	$(2,021)	$909,761

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
US Treasuries (due within one year)	$329,533	$17	$(2,044)	$327,506
US Treasuries (due after one year and less than three years)	96,802	—	(620)	96,182
US government agencies (due within one year)	178,319	54	(108)	178,265
US government agencies (due after one year and less than three years)	32,104	—	(181)	31,923
Corporate debt securities (due within one year)	51,952	1	(170)	51,783
Corporate debt securities (due after one year and less than three years)	11,983	—	(38)	11,945
Commercial paper (due within one year)	178,312	16	(217)	178,111
Total	$879,005	$88	$(3,378)	$875,715

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

Unrealized losses on available-for-sale securities presented in the previous table have not been recognized in the consolidated statements of operations because the securities are high credit quality, investment grade securities that the Company does not intend to sell and will not be required to sell prior to their anticipated recovery, and the decline in fair value is attributable to factors other than credit losses. Based on its evaluation, the Company determined its year-to-date credit losses related to its available-for-sale securities were immaterial at March 31, 2023 and December 31, 2022.

Note 10. Commitments and Contingencies

Leases

The Company has 25,445 square feet of office space on High Street in Boston, Massachusetts (“High Street Sublease”) expiring December 31, 2025. The term of the sublease extends from April 1, 2021 through December 31, 2025 and provides for escalating annualized base rent payments starting at approximately $1.5 million and increasing to $1.6 million in the final year of the sublease.

The Company also has office space at 33 Arch Street in Boston, MA ("Arch Street Lease"), which expires in December 2023, as amended. The associated space is entirely subleased to third parties through the remainder of the current lease term ("Arch Street Subleases"). We additionally have office space in Carmel, IN.

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

The components of lease cost were as follows (dollar amounts in thousands):

	Three Months Ended March 31,
	2023	2022
Lease Cost
Operating lease cost	$538	$538
Short-term lease cost	—	—
Sublease income	(147)	(139)
Total lease cost	$391	$399

Other Information
Cash paid for amounts included in the measurement of lease liabilities	$641	$631
Weighted-average remaining lease term	2.46 years	3.28 years
Weighted-average discount rate	5.85%	5.89%

The following is a maturity analysis of the remaining annual undiscounted cash flows of the operating lease liabilities and a reconciliation to present value of lease liabilities as of March 31, 2023 (in thousands):

Year ended:
December 31, 2023	$1,879
December 31, 2024	1,597
December 31, 2025	1,622
Total future minimum lease payments	5,098
Less imputed interest	(339)
Present value of lease liabilities	$4,759

The annual undiscounted cash flows to be received from subleases is $0.5 million as of March 31, 2023. The Arch Street Lease and Arch Street Subleases mature in December 2023 and will not be extended.

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

Litigation

The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities as of March 31, 2023.

Note 11. 401(k) Savings Plan

The Company has a 401(k) retirement plan in which substantially all U.S. employees are eligible to participate. Eligible employees may elect to contribute up to the maximum limits, as set by the Internal Revenue Service, of their eligible compensation. The total contribution expense for the Company was $0.6 million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively.

Note 12. Subsequent Events

In April 2023, the Company entered into an agreement to lease approximately 50,890 square feet of additional office space located at 99 High Street in Boston, MA. The Company expects to take possession of the premises in the third quarter of 2023. The initial term of the lease is ten years from the date alterations are substantially complete, estimated to occur in April 2024, with the option to renew for an additional five-year term. Annual base rent under the lease is approximately $3.5 million and is subject to annual increases in accordance with the terms of the lease agreement. Lease payments begin on the earlier of January 1, 2025 or nine months from the date alterations are substantially complete. The lease provides for a tenant improvement allowance of $9.2 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10‑Q and our audited consolidated financial statements and related notes for the year ended December 31, 2022 included in our Annual Report on Form 10-K, or the Annual Report, filed with the Securities and Exchange Commission, or the SEC, on February 23, 2023. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified and discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q, Part I, Item 1A of our Annual Report, and in subsequent SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

We are initially developing KarXT for the treatment of acute psychosis in adults with schizophrenia, as well as for the treatment of psychosis in Alzheimer's disease, or AD. KarXT combines xanomeline, a muscarinic receptor agonist that preferentially stimulates M1 and M4 muscarinic receptors, and trospium, an approved muscarinic receptor antagonist that does not measurably cross the blood-brain barrier, confining its effects to peripheral tissues. M1 and M4 muscarinic receptors are the receptor subtypes believed to mediate the antipsychotic and procognitive effects of xanomeline and other muscarinic agonists. Results from preclinical studies and clinical trials conducted by third parties support the hypothesis that xanomeline can reduce psychosis and improve cognition. To our knowledge, xanomeline is the only muscarinic orthosteric agonist that has demonstrated therapeutic benefit in clinical trials in both schizophrenia and AD. Like all muscarinic orthosteric agonists studied to date, however, xanomeline’s tolerability has been limited by side effects arising from muscarinic receptor stimulation in peripheral tissues, which leads to nausea, vomiting, diarrhea and increased salivation and sweating, collectively referred to as cholinergic adverse events. Trospium is a muscarinic receptor antagonist approved in the United States and Europe for the treatment of overactive bladder that inhibits all five muscarinic receptor subtypes in peripheral tissues. We believe that the combination of xanomeline and trospium in KarXT has the potential to preferentially stimulate M1 and M4 muscarinic receptors in the brain without stimulating muscarinic receptors in peripheral tissues in order to achieve meaningful therapeutic benefit in patients with psychotic and cognitive disorders.

The EMERGENT program is our clinical program evaluating KarXT for the treatment of schizophrenia as a monotherapy, and includes our completed positive Phase 2 EMERGENT-1 and Phase 3 EMERGENT-2 and EMERGENT-3 trials, as well as two ongoing Phase 3 trials (EMERGENT-4 and EMERGENT-5) evaluating the long-term safety of KarXT. Following the positive results of EMERGENT-1 in November 2019, we had an End-of-Phase 2 meeting with the U.S. Food and Drug Administration, or FDA, in which the FDA indicated that our completed Phase 2 EMERGENT-1 trial, along with one successful Phase 3 efficacy and safety trial, and additional safety data to meet regulatory requirements, would be acceptable to support a New Drug Application, or NDA, submission in schizophrenia. With the subsequent results of two completed positive Phase 3 efficacy and safety trials, EMERGENT-2 and EMERGENT-3, we plan to submit our NDA for KarXT for the treatment of schizophrenia to the FDA in the third quarter of 2023. A pre-NDA meeting with the FDA took place in April 2023. If approved, we are targeting a potential commercial launch of KarXT for the treatment of schizophrenia in the second half of 2024.

In March 2023, we announced positive topline results from our Phase 3 EMERGENT-3 trial evaluating the efficacy, safety and tolerability of KarXT compared to placebo for the treatment of acute psychosis in adults with schizophrenia. KarXT met the primary endpoint, demonstrating a statistically significant and clinically meaningful 8.4-point reduction in Positive and Negative Syndrome Scale, or PANSS, total score compared to placebo (-20.6 KarXT vs. -12.2 placebo, p<0.0001) at week 5 (Cohen’s d effect size of 0.60). Consistent with prior trials, KarXT demonstrated an early and sustained statistically significant reduction of symptoms from week 2 (p<0.05) through the end of the trial as assessed by PANSS total score. KarXT also demonstrated reductions in positive and negative symptoms of schizophrenia as measured by PANSS positive, PANSS negative, and PANSS negative Marder factor subscales - secondary endpoints in the trial. KarXT demonstrated a clinically meaningful and statistically significant 3.5-point reduction in the PANSS positive subscale compared to placebo at week 5 (-7.1 KarXT vs. -3.6 placebo, p<0.0001). While not meeting the threshold for statistical significance at week 5, KarXT did demonstrate a statistically significant reduction in PANSS negative subscale and PANSS negative Marder factor subscale compared to placebo at week 4 (p<0.05). We have not yet evaluated the exploratory cognitive endpoint in EMERGENT-3, and plan to provide these results in the future.

KarXT was generally well-tolerated, with a side effect profile substantially consistent with prior trials of KarXT. The overall discontinuation rate in the trial was 33% (37% KarXT vs. 29% placebo). The overall treatment-emergent adverse event, or TEAE, rates for KarXT and placebo were 70% and 50%, respectively. Discontinuation rates related to TEAEs were similar between treatment arms (6% KarXT vs. 5% placebo), consistent with the EMERGENT-1 and EMERGENT-2 trials. The only serious TEAE reported in the KarXT arm was related to gastroesophageal reflux disease (acid reflux) and deemed not to be related to study drug. There were no serious TEAEs reported in the placebo group. The most common KarXT TEAEs (≥5%) were nausea, dyspepsia, vomiting, constipation, headache, hypertension, diarrhea, and insomnia, which were all rated mild or moderate in severity. Rates of headache and insomnia were higher in the placebo group compared to KarXT. Consistent with prior trials, common cholinergic adverse events mostly occurred within the first two weeks of treatment and were generally transient in nature. TEAEs of hypertension (6% KarXT vs. 2% placebo) did not lead to trial discontinuation. Mean blood pressure measures were similar between the KarXT group and placebo, and no syncopal events were observed. Similar to prior trials, an increase in heart rate was associated with KarXT treatment and decreased in magnitude by the end of the trial. Measures of weight gain, somnolence, and extrapyramidal symptoms of KarXT were similar to placebo, consistent with prior trials of KarXT in schizophrenia. In the trial, 79% of patients on KarXT compared to 91% on placebo titrated to the highest dose level.

In the first quarter of 2023, we initiated an Ambulatory Blood Pressure Monitoring trial to further characterize the impact of KarXT on blood pressure. We expect results from this study in the fourth quarter of 2023.

In addition to the completed Phase 2 EMERGENT-1 and Phase 3 EMERGENT-2 and EMERGENT-3 trials, our EMERGENT program includes the following Phase 3 trials:

•
EMERGENT-4: A 52-week outpatient, open-label extension trial evaluating the long-term safety and tolerability of KarXT in adults with schizophrenia who completed EMERGENT-2 or EMERGENT-3. Enrollment for this trial completed in the fourth quarter of 2022 and topline data is anticipated in 2024.
•
EMERGENT-5: A 52-week outpatient, open-label trial conducted in the United States and Puerto Rico evaluating the long-term safety and tolerability of KarXT in adults with schizophrenia who were not enrolled in EMERGENT-2 or EMERGENT-3. Enrollment for this trial began in the second quarter of 2021 and is expected to complete in the second quarter of 2023. We anticipate topline data from EMERGENT-5 in 2024.

Given the unique mechanism of action of KarXT in comparison to existing standard of care therapies, we believe there is the potential for therapeutic benefit as both a monotherapy and as an adjunctive therapy for the treatment of schizophrenia. In November 2021, we initiated our Phase 3 ARISE trial evaluating the efficacy and safety of KarXT compared to placebo as an adjunctive treatment in adults with schizophrenia who have an inadequate response to their current antipsychotic therapy. This six-week, 1:1 randomized, double-blind, placebo-controlled Phase 3 outpatient trial is designed to enroll approximately 400 adults with schizophrenia who have not achieved an adequate response to their current atypical antipsychotic treatment. The primary outcome measure of the trial is change in PANSS total score of KarXT compared to placebo at week 6. Upon completion of the trial at week 6, participants have the opportunity to enroll in our ARISE-2 trial, an ongoing 52-week outpatient, open-label extension trial evaluating the long-term safety and tolerability of KarXT when dosed with atypical antipsychotic treatment. We anticipate topline data from the ARISE trial in the second half of 2024.

We are also developing KarXT as a potential treatment for psychosis related to AD. The ADEPT program, which is the clinical program evaluating KarXT as a potential treatment for psychosis related to AD, consists of three Phase 3 trials: ADEPT-1, ADEPT-2 and ADEPT-3. The Phase 3 ADEPT-1 trial is evaluating the efficacy and safety of KarXT compared to placebo in adults with moderate to severe psychosis related to AD. Enrollment for this trial began in the third quarter of 2022 and topline data is anticipated in 2025. This trial consists of a 12-week, single-blind treatment period, followed by a 26-week, double-blind, randomized withdrawal period in which subjects who meet the response criteria will be randomized to receive KarXT or placebo. The single-blind treatment period is designed to enroll approximately 400 adults with AD, between 55 and 90 years old, with moderate to severe hallucinations or delusions, who are living at home or at an assisted living facility. The primary objective of this trial is to evaluate relapse prevention as measured by time from randomization to relapse during the 26-week, double-blind period. Our Phase 3 ADEPT-2 trial will be a 12-week, flexible-dose, double-blind, placebo-controlled trial evaluating the efficacy and safety of KarXT versus placebo. We expect to initiate ADEPT-2 in the second half of 2023, with topline data anticipated in 2025. Our Phase 3 ADEPT-3 trial will be an open-label extension trial of ADEPT-1 and ADEPT-2 evaluating the long-term safety of KarXT in adults with psychosis related to AD. Enrollment for this trial is anticipated to commence in the second half of 2023.

In January 2023, we entered into an exclusive global license agreement for Goldfinch Bio, Inc.’s, or Goldfinch Bio’s, investigational transient receptor potential canonical 4 and 5 (TRPC4/5) channel candidates, including the lead clinical-stage TRPC4/5 candidate, KAR-2618 (formerly GFB-887), after confirming select properties of KAR-2618 under a material transfer agreement. KAR-2618 has been dosed in over 100 humans across Goldfinch Bio’s clinical trials. We intend to develop KAR-2618 for the treatment of mood and anxiety disorders, and plan to provide details regarding the expected development of KAR-2618 in the second half of 2023.

Since our inception in 2009, we have focused substantially all of our efforts and financial resources on organizing and staffing our company, acquiring and developing our technology, raising capital, building our intellectual property portfolio, undertaking preclinical studies and clinical trials, preparing for the potential commercialization of KarXT, and providing general and administrative support for these activities.

We have never generated revenue from product sales and have incurred significant net losses since inception. Our net losses were $97.6 million and $58.2 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $661.8 million. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our operating expenses and capital expenditures will increase substantially, particularly as we:

•
invest significantly to further develop and potentially commercialize KarXT for our current and future indications;
•
advance additional product candidates, such as KAR-2618, into preclinical and clinical development;
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

We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for a product candidate, the outcome of which is subject to significant uncertainty. Additionally, we currently use third parties such as contract research organizations, or CROs, and contract manufacturing organizations, or CMOs, to carry out our preclinical and clinical development activities, and we do not yet have a sales organization. If we obtain regulatory approval for any product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution.

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

In March 2023, we completed a follow-on public offering in which we issued and sold 2,851,299 shares of common stock, which included the full exercise of the underwriters’ option to purchase an additional 371,908 shares of common stock, at a public offering price of $161.33 per share. The aggregate net proceeds to us from the offering, inclusive of proceeds from the option exercise, were $436.7 million after deducting underwriting discounts and commissions of $23.0 million and offering expenses of $0.3 million. As of March 31, 2023, we had cash, cash equivalents, available-for-sale investments and short-term investments of $1,474.5 million. We believe that our existing cash, cash equivalents, available-for-sale investments and short-term investments will be sufficient to meet our anticipated operating and capital expenditure requirements through the end of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources.”

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

Our revenue to date has been derived from payments under our license agreement, or the Zai License Agreement, with Zai Lab (Shanghai) Co., Ltd., or Zai. We may generate additional revenue in the future from payments under the Zai License Agreement or as a result of any other license or collaboration agreements for any of our product candidates or intellectual property. For the three months ended March 31, 2023, we recognized revenue of $0.7 million under the Zai License Agreement, associated with the sale of clinical drug supply to Zai. We cannot provide assurance as to the timing of future milestone or royalty payments under the Zai License Agreement, or that we will receive any of these payments at all. We generated no revenue from license or collaboration agreements in the three months ended March 31, 2022.

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
•
formulation costs and chemistry, manufacturing and controls, or CMC, costs; and
•
expenses incurred under license agreements related to in-process R&D or agreements with consultants who supplement our internal capabilities.

We expense all research and development costs in the periods in which they are incurred. Costs for certain development activities are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and third-party service providers.

Research and development costs directly related to our clinical development activities, such as fees paid to consultants, central laboratories, contractors, CMOs and CROs, are tracked on an indication-by-indication basis. Other costs that are indirectly related to our clinical development activities, such as formulation and CMC, preclinical, discovery and other unallocated expenses in the table below, are not allocated on an indication-by-indication basis due to the overlap of the potential benefit of those efforts across multiple indications that utilize KarXT and future product and development candidates. Unallocated expenses primarily relate to personnel or other consulting costs which are deployed across multiple projects under development, as well as $15.0 million in license fees related to the acquisition of KAR-2618 paid in February 2023. The following table summarizes our research and development expenses:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Schizophrenia clinical trials	$21,954	$20,804
Dementia-related psychosis clinical trials	3,578	686
CMC and formulation	11,729	5,553
Preclinical	983	177
Medical affairs	2,299	289
Discovery	4,262	4,710
Unallocated expenses	40,662	11,587
Total research and development expense	$85,467	$43,806

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
•
initiate and continue research, preclinical and clinical development efforts for our early stage and future product candidates, such as KAR-2618;
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

General and Administrative Expenses

General and administrative expenses consist primarily of employee-related costs for personnel in executive, commercial, finance, and administrative functions, costs related to maintenance and filing of intellectual property, facility-related costs, insurance costs, and other expenses for outside professional services, including legal, human resources, data management, audit and accounting services, and costs incurred as we prepare for commercialization. Personnel costs consist of salaries, short-term incentive compensation, benefits, travel expense and stock-based compensation expense.

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research activities and development of our product candidates, and, if we receive FDA approval, as we commercialize. We will also continue to incur increased accounting, audit, legal, regulatory, compliance and director and officer insurance costs as well as investor and public relations expenses associated with operating as a public company.

Other Income, Net

Other income, net, consists of interest income from our cash equivalents, available-for-sale investments and short-term investments and sublease income recognized in connection with the sublease of office space.

Results of Operations

Comparison of the three months ended March 31, 2023 and 2022

	Three Months Ended March 31,
	2023	2022	Change
		(in thousands)
License and other revenue	$654	$—	$654
Operating expenses:
Research and development	85,467	43,806	41,661
General and administrative	24,253	14,788	9,465
Total operating expenses	109,720	58,594	51,126
Loss from operations	(109,066)	(58,594)	(50,472)
Total other income, net	11,492	376	11,116
Net loss attributable to common stockholders	$(97,574)	$(58,218)	$(39,356)

Research and Development Expenses

	Three Months Ended March 31,
	2023	2022	Change
		(in thousands)
Direct research and development expenses:
Schizophrenia clinical trials	$21,954	$20,804	$1,150
Dementia-related psychosis clinical trials	3,578	686	2,892
CMC and formulation	11,729	5,553	6,176
Preclinical	983	177	806
Medical affairs	2,299	289	2,010
Discovery	4,262	4,710	(448)
Unallocated expenses:
Personnel related expenses (including stock-based compensation)	21,228	10,952	10,276
License fees	15,000	—	15,000
Consultant fees and other expenses	4,434	635	3,799
Total research and development expense	$85,467	$43,806	$41,661

Expenses related to our schizophrenia clinical trials increased by $1.2 million, primarily due to expenses related to close out costs for our EMERGENT-3 trial as well as costs related to our ongoing EMERGENT and ARISE Phase 3 trials. The increase of $2.9 million in expenses related to our dementia-related psychosis, or DRP, clinical trials is primarily driven by our ongoing ADEPT-1 Phase 3 trial which initiated in the third quarter of 2022. The increase of $6.2 million in CMC and formulation expenses is primarily due to an increase in manufacturing activities in 2023 to obtain sufficient supply of KarXT to support our planned NDA submission and potential commercialization, as well as current and future clinical trial activities. The increase of $0.8 million in expenses related to preclinical activities is primarily due to the timing and execution of studies for KarXT and early pipeline candidates. The decrease of $0.5 million in discovery costs is due to the timing of activities associated with our portfolio of discovery programs, including ongoing collaborations with Charles River Labs and Psychogenics, Inc. The increase of $10.3 million in personnel related costs was primarily a result of an increase in headcount and an increase of $4.3 million related to stock-based compensation expense. License fees of $15.0 million are due to the upfront payment made in connection with the license agreement for Goldfinch Bio’s TRPC4/5 channel candidates, including KAR-2618. The increase of $3.8 million in consultant fees and other expenses was due to an increase in regulatory and other consulting costs not specifically allocated to discovery, medical affairs, preclinical, clinical, formulation and CMC activities.

General and Administrative Expenses

	Three Months Ended March 31,
	2023	2022	Change
		(in thousands)
Personnel related expenses (including stock-based compensation)	$12,674	$10,169	$2,505
Professional and consultant fees	7,063	1,876	5,187
Other	4,516	2,743	1,773
Total general and administrative expense	$24,253	$14,788	$9,465

The increase of $2.5 million in personnel related costs was primarily a result of an increase in headcount and an increase of $0.6 million related to stock-based compensation expense. The increase of $5.2 million in professional and consultant fees was primarily due to an increase in pre-commercial costs, accounting fees, legal costs and consulting fees related to our ongoing business activities. The increase of $1.8 million in other costs was primarily due to infrastructure and administrative related costs to support increased headcount.

Other Income, Net

	Three Months Ended March 31,
	2023	2022	Change
		(in thousands)
Interest income	$11,345	$237	$11,108
Sublease income	147	139	8
Total other income, net	$11,492	$376	$11,116

Interest income is attributable to interest earned on our cash equivalents, available-for-sale investments and short-term investments. The increase of $11.1 million in interest income is primarily due to an increase in our cash equivalents and investment securities held, as well as an increase in interest rates on such instruments, during the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

The increase in sublease income is due to the sublease of additional space within our Arch Street office space in Boston, Massachusetts in the first quarter of 2022.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates until we receive FDA approval, which may take longer than we anticipate, or may not occur at all. Through March 31, 2023, our operations have been financed by net proceeds of $25.7 million from the issuance of convertible notes, $91.0 million from the sale of shares of our redeemable convertible preferred stock, $93.0 million from the sale of our common stock in our initial public offering in June 2019, $234.2 million from the sale of our common stock in a follow-on public offering in November 2019, $270.0 million from the sale of our common stock in a follow-on public offering in March 2021, $819.1 million from the sale of our common stock in a follow-on public offering in August 2022, $436.7 million from the sale of our common stock in a follow-on public offering in March 2023, and $45.0 million from the Zai License Agreement. As of March 31, 2023, we had $1,474.5 million in cash, cash equivalents, available-for-sale investments and short-term investments, and an accumulated deficit of $661.8 million.

On July 2, 2020, we filed an automatically effective registration statement on Form S-3, or the Registration Statement, with the SEC which registers the offering, issuance and sale of an unspecified amount of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into an equity distribution agreement with Goldman Sachs & Co. LLC, as sales agent, to provide for the issuance and sale by the Company of up to $150.0 million of common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus filed with the Registration Statement, or the ATM Program. We may sell common stock pursuant to the equity distribution agreement from time to time in varying amounts, which may be limited, based upon factors including (among others) market conditions, investor demand, the trading price of our common stock, and determinations by us of our need for, and appropriate sources of, additional capital. As of March 31, 2023, no sales had been made pursuant to the ATM Program.

Our primary use of cash has been to fund operating expenses, which consist of research and development and general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding prepaid expenses, accounts payable and accrued expenses.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(100,629)	$(49,803)
Net cash (used in) provided by investing activities	(27,491)	17,796
Net cash provided by financing activities	442,451	1,257
Net increase (decrease) in cash, cash equivalents and restricted cash	$314,331	$(30,750)

Cash Flows from Operating Activities

Cash used in operating activities for the three months ended March 31, 2023 was $100.6 million, consisting of a net loss of $97.6 million, partially offset by non-cash items, including stock-based compensation expense of $15.5 million and interest income resulting from the amortization of premiums and accretion of discounts on our available-for sale investments of $7.3 million. The change in our net operating assets and liabilities was mainly due to decreases in accounts payable of $1.9 million and accrued expenses of $6.9 million primarily due to the payment of our 2022 employee cash incentive bonuses, partially offset by an increase in prepaid expenses and other current assets of $2.3 million, primarily driven by timing of payments made to and services rendered by CROs and CMOs in connection with our clinical trials.

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

Cash Flows from Investing Activities

Cash used in investing activities for the three months ended March 31, 2023 was $27.5 million, primarily attributable to purchases of investment securities of $318.6 million, which were partially offset by maturities of investment securities of $293.9 million.

Cash provided by investing activities was $17.8 million for the three months ended March 31, 2022, which was primarily attributable to maturities of investment securities of $66.1 million, which were partially offset by purchases of investment securities of $48.3 million.

Cash Flows from Financing Activities

Cash provided by financing activities for the three months ended March 31, 2023 was $442.5 million, which was primarily attributable to $436.7 million in net proceeds received from the sale of common stock in our March 2023 follow-on public offering, and $5.6 million in proceeds received from the exercise of stock options.

Cash provided by financing activities for the three months ended March 31, 2022 was $1.3 million, which was primarily attributable to proceeds received from the exercise of stock options.

Future Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, in particular as we continue to advance our product candidates through clinical trials and prepare for potential commercialization of KarXT for schizophrenia. In addition, we expect to incur additional costs associated with our ongoing operations as a public company.

As of March 31, 2023, we had cash, cash equivalents, available-for-sale investments and short-term investments of $1,474.5 million. Based on our current plans, we believe that our existing cash, cash equivalents, available-for-sale investments and short-term investments will be sufficient to meet our anticipated operating and capital expenditure requirements through the end of 2026.

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
•
the timing of, and the costs involved in, obtaining marketing approvals for KarXT for our current and future indications as well as other product candidates we may develop and pursue, including KAR-2618;
•
if approved, the costs of commercialization activities for KarXT for the approved indication, or any other product candidate that receives regulatory approval to the extent such costs are not the responsibility of any future collaborators, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;
•
subject to receipt of regulatory approval, the revenue received, if any, from commercial sales of KarXT for any program or revenues received from any other product candidates;
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

Cash Requirements due to Contractual Obligations and Other Commitments

We are currently under agreements to lease our Arch Street office space through December 2023. Remaining lease payments from April 1, 2023 through the end of the lease term total $0.6 million. As of January 21, 2022, all leases at our Arch Street office space in Boston, Massachusetts have been subleased through the end of their lease terms.

We are also under agreement to lease office space in Carmel, Indiana through July 2023. Remaining lease payments total less than $0.1 million through the end of the lease term.

In March 2021, we entered into an agreement to sublease approximately 25,445 square feet of office space, or the High Street Premises, from a third party in Boston, Massachusetts as part of the relocation of our corporate headquarters. The term of the sublease extends from April 1, 2021 through December 31, 2025 and provides for escalating annualized base rent payments starting at approximately $1.5 million and increasing to $1.6 million in the final year of the sublease. Remaining lease payments from April 1, 2023 through the end of the lease term total $4.4 million.

In April 2023, the Company entered into an agreement to lease approximately 50,890 square feet of additional office space located at 99 High Street in Boston, MA. The Company expects to take possession of the premises in the third quarter of 2023. The initial term of the lease is ten years from the date alterations are substantially complete, estimated to occur in April 2024, with the option to renew for an additional five-year term. Annual base rent under the lease is approximately $3.5 million and is subject to annual increases in accordance with the terms of the lease agreement. Lease payments begin on the earlier of January 1, 2025 or nine months from the date alterations are substantially complete. The lease provides for a tenant improvement allowance of $9.2 million.

We enter into contracts in the normal course of business with CROs, CMOs and other third parties for clinical trials, preclinical research studies and testing and manufacturing services. These contracts are generally cancelable by us upon prior written notice. Payments due upon cancellation consist of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation, and may also include termination penalties. As of March 31, 2023 the timing, amount or likelihood of such payments are not known.

We are also party to certain license and collaboration agreements with PureTech Health, Eli Lilly and Company, and GFB (ABC) LLC, assignee of the assignment estate of Goldfinch Bio, Inc. We may be obligated to make certain future payments which are contingent upon future events such as our achievement of specified regulatory and commercial milestones, or royalties on net product sales under these agreements. As of March 31, 2023, we were unable to estimate the timing or likelihood of achieving these milestones or generating future product sales.

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

Recently Issued or Adopted Accounting Pronouncements

New pronouncements issued but not effective until after March 31, 2023 are not expected to have a material impact on the Company’s consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents, available-for-sale investment securities and short-term investments of $1,474.5 million as of March 31, 2023. Available-for-sale investment securities consisted primarily of money market funds and investment securities, largely composed of U.S. Treasuries and Agencies and investment grade, short to intermediate term fixed income securities. Short-term investments consisted of a certificate of deposit with a maturity of less than twelve months.

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

We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the three months ended March 31, 2023 and 2022. However, inflation has had, and may continue to have, an impact on the labor costs we incur to attract and retain qualified personnel.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit Number	Description

10.1*	License Agreement, dated as of January 31, 2023, between the registrant and GFB (ABC), LLC (filed as Exhibit 10.26 to the registrant's Annual Report on Form 10-K filed on February 23, 2023)

10.2#	Employment Agreement, dated January 20, 2023, by and between the registrant and William Kane

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Certain portions of this exhibit have been omitted because they are not material and would likely cause competitive harm to the registrant if disclosed.

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

KARUNA THERAPEUTICS, INC.

Date: May 4, 2023	By:	/s/ William Meury
William Meury
President and Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2023	By:	/s/ Troy Ignelzi
Troy Ignelzi
Chief Financial Officer (Principal Financial and Accounting Officer)