Form 10-Q
period 2023-09-30
Karuna Therapeutics, Inc.
filed 2023-11-02
CIK 1771917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 31, 2023, the registrant had 37,727,117 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

KARUNA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$184,471	$248,329
Restricted cash	104	—
Investment securities, available-for-sale	1,155,006	875,715
Short-term investments, other	2,033	—
Accounts receivable	—	57
Prepaid expenses	12,876	29,106
Deferred offering costs	829	568
Other current assets	10,078	994
Total current assets	1,365,397	1,154,769
Restricted cash, net of current portion	—	261
Right-of-use lease assets - operating, net	14,603	4,674
Property and equipment, net	4,715	3,201
Other non-current assets	382	429
Total assets	$1,385,097	$1,163,334
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,939	$2,379
Accrued expenses	44,129	29,285
Current portion of operating lease liability	1,796	2,282
Other current liabilities	104	—
Total current liabilities	48,968	33,946
Operating lease liability, net of current portion	13,813	3,046
Other non-current liabilities	—	104
Total liabilities	62,781	37,096
Commitments and Contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and 0 shares outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at September 30, 2023 and December 31, 2022; 37,719,367 and 34,473,905 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	4	3
Additional paid-in capital	2,209,304	1,693,732
Accumulated deficit	(884,063)	(564,207)
Accumulated other comprehensive loss	(2,929)	(3,290)
Total stockholders’ equity	1,322,316	1,126,238
Total liabilities and stockholders’ equity	$1,385,097	$1,163,334

The accompanying notes are an integral part of these consolidated financial statements

Karuna Therapeutics, Inc.

CONSOLIDATED Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
License and other revenue	$—	$81	$654	$5,359
Operating expenses:
Research and development	103,952	61,950	281,909	158,243
General and administrative	32,266	19,125	83,936	51,756
Total operating expenses	136,218	81,075	365,845	209,999
Loss from operations	(136,218)	(80,994)	(365,191)	(204,640)
Other income, net:
Interest income	16,952	3,884	44,894	4,611
Sublease income	147	147	441	433
Total other income, net	17,099	4,031	45,335	5,044
Net loss before income taxes	(119,119)	(76,963)	(319,856)	(199,596)
Income tax provision	—	—	—	(528)
Net loss attributable to common stockholders	$(119,119)	$(76,963)	$(319,856)	$(200,124)
Net loss per share, basic and diluted (Note 6)	$(3.16)	$(2.38)	$(8.72)	$(6.52)
Weighted average common shares outstanding used in computing net loss per share, basic and diluted	37,689,144	32,349,111	36,682,056	30,693,117

The accompanying notes are an integral part of these consolidated financial statements

Karuna Therapeutics, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(119,119)	$(76,963)	$(319,856)	$(200,124)
Other comprehensive loss:
Unrealized gains (losses) on available-for-sale investments	713	(703)	361	(3,201)
Comprehensive loss	$(118,406)	$(77,666)	$(319,495)	$(203,325)

The accompanying notes are an integral part of these consolidated financial statements

Karuna Therapeutics, Inc.

CONSOLIDATED Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Value	Capital	Deficit	Loss	Equity
Balance, December 31, 2022	34,473,905	$3	$1,693,732	$(564,207)	$(3,290)	$1,126,238
Issuance of common stock upon public offering, net of $23,000 in under-writing discounts and commissions and $281 in offering costs	2,851,299	1	436,719	—	—	436,720
Stock-based compensation expense	—	—	33,510	—	—	33,510
Exercise of common options	319,090	—	24,184	—	—	24,184
Other comprehensive loss	—	—	—	—	(352)	(352)
Net loss	—	—	—	(200,737)	—	(200,737)
Balance, June 30, 2023	37,644,294	$4	$2,188,145	$(764,944)	$(3,642)	$1,419,563
Stock-based compensation expense	—	—	18,296	—	—	18,296
Exercise of common options	75,073	—	2,863	—	—	2,863
Other comprehensive gain	—	—	—	—	713	713
Net loss	—	—	—	(119,119)	—	(119,119)
Balance, September 30, 2023	37,719,367	$4	$2,209,304	$(884,063)	$(2,929)	$1,322,316

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Value	Capital	Deficit	Loss	Equity
Balance, December 31, 2021	29,770,558	$3	$790,391	$(287,871)	$(497)	$502,026
Stock-based compensation expense	—	—	22,768	—	—	22,768
Exercise of common options	162,545	—	6,274	—	—	6,274
Other comprehensive loss	—	—	—	—	(2,498)	(2,498)
Net loss	—	—	—	(123,161)	—	(123,161)
Balance, June 30, 2022	29,933,103	$3	$819,433	$(411,032)	$(2,995)	$405,409
Issuance of common stock upon public offering, net of $43,125 in under-writing discounts and commissions and $328 in offering costs	4,011,628		819,047			819,047
Stock-based compensation expense	—	—	12,021	—	—	12,021
Exercise of common options	401,260	—	25,144	—	—	25,144
Other comprehensive loss	—	—	—	—	(703)	(703)
Net loss	—	—	—	(76,963)	—	(76,963)
Balance, September 30, 2022	34,345,991	$3	$1,675,645	$(487,995)	$(3,698)	$1,183,955

The accompanying notes are an integral part of these consolidated financial statements

Karuna Therapeutics, Inc.

CONSOLIDATED Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(319,856)	$(200,124)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	51,806	34,789
Amortization of premiums and accretion of discounts on investment securities	(27,567)	(327)
Depreciation and amortization expense	1,254	807
Changes in operating assets and liabilities:
Accrued interest on investment securities	(2,753)	(399)
Accounts receivable	57	1,669
Prepaid expenses	16,230	(4,454)
Other current assets	(9,084)	(1,443)
Right-of-use assets	1,891	1,322
Other non-current assets	47	108
Accounts payable	413	13,777
Accrued expenses	14,341	6,643
Other current liabilities	104	—
Operating lease liability	(1,539)	(1,617)
Other non-current liabilities	(104)	—
Net cash used in operating activities	(274,760)	(149,249)

Cash flows from investing activities
Purchases of investment securities	(1,292,308)	(459,353)
Purchase of short-term investments (certificates of deposit)	(2,033)	—
Maturities of investment securities	1,043,698	180,199
Acquisition of property and equipment	(2,118)	(625)
Net cash used in investing activities	(252,761)	(279,779)

Cash flows from financing activities
Proceeds from public offering, net of underwriting discounts and commissions	436,720	819,375
Payment of offering costs	(261)	(401)
Proceeds from exercise of stock options	27,047	31,418
Net cash provided by financing activities	463,506	850,392
Net (decrease) increase in cash, cash equivalents and restricted cash	(64,015)	421,364
Cash, cash equivalents and restricted cash at beginning of period	248,590	207,214
Cash, cash equivalents and restricted cash at end of period	$184,575	$628,578

Supplemental disclosures of cash flows information
Lease liabilities arising from obtaining right-of-use assets	$11,820	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$650	$9

The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Nature of the Business and Basis of Presentation

Description of the Business

Karuna Therapeutics, Inc. (the “Company”) was incorporated under the laws of the State of Delaware in July 2009 as Karuna Pharmaceuticals, Inc. and is headquartered in Boston, Massachusetts. In March 2019, the Company changed its name to Karuna Therapeutics, Inc. The Company is a clinical-stage biopharmaceutical company driven to discover, develop, and deliver transformative medicines for people living with psychiatric and neurological conditions.

Since the Company’s inception, it has focused substantially all of its efforts and financial resources on organizing and staffing the Company, acquiring and developing its technology, raising capital, building its intellectual property portfolio, undertaking preclinical studies and clinical trials, preparing for the potential commercialization of KarXT, and providing general and administrative support for these activities. The Company has not generated any product revenue related to its primary business purpose to date and is subject to a number of risks similar to those of other early stage companies, including dependence on key individuals, regulatory approval of products, uncertainty of market acceptance of products, competition from substitute products and larger companies, compliance with government regulations, protection of proprietary technology, dependence on third parties, product liability, the impact of the effects of the COVID-19 coronavirus pandemic, and the need to obtain adequate additional financing to fund the development of its product candidates.

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

The Company’s consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company experienced negative operating cash flows of $274.8 million for the nine months ended September 30, 2023 and had an accumulated deficit of $884.1 million as of September 30, 2023. The Company expects to continue to generate operating losses for the foreseeable future.

The Company expects that its cash, cash equivalents and available-for-sale investments of $1,339.5 million as of September 30, 2023 will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the date of issuance of these consolidated financial statements.

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

The accompanying consolidated balance sheet as of September 30, 2023 and the consolidated statements of operations, comprehensive loss, and stockholders’ equity for the three and nine months ended September 30, 2023 and 2022, and the statements of cash flow for the nine months ended September 30, 2023 and 2022, are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2023 and the results of its operations for the three and nine months ended September 30, 2023 and 2022 and cash flows for the nine months ended September 30, 2023 and 2022. Certain information and footnote disclosures typically included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these unaudited consolidated interim financial statements should be read in conjunction with the Company’s consolidated financial statements as of and for the year ended December 31, 2022. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period.

Note 2. Summary of Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2022, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K. During the three and nine months ended September 30, 2023, there were no material changes to the Company’s significant accounting policies, except for the addition of the following policy:

Policy Regarding Acquired In-Process Research and Development (IPR&D) and Development Milestones

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

Recently Issued Accounting Pronouncements

New pronouncements issued but not effective until after September 30, 2023 are not expected to have a material impact on the Company’s consolidated financial statements.

Note 3. Prepaid Expenses, Other Current Assets, and Accrued Expenses

Prepaid expenses consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Research and development expenses	$8,881	$25,285
Insurance	2,581	2,472
Other	1,414	1,349
Total prepaid expenses	$12,876	$29,106

The Company also had other current assets totaling $10.1 million as of September 30, 2023 and $1.0 million as of December 31, 2022, respectively. As of September 30, 2023, other current assets included a refundable regulatory fee of $3.2 million paid in connection with the Company's New Drug Application ("NDA") submission and a receivable of $4.9 million in connection with the acquisition of rights to a general unsecured claim against Goldfinch Bio, Inc. ("Goldfinch Bio"). As of December 31, 2022, other current assets included interest receivable on our investment securities of $0.7 million.

Accrued expenses consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Research and development expenses	$22,821	$11,962
Payroll and related expenses	14,717	11,950
Professional fees	4,593	2,943
Other	1,998	2,430
Total accrued expenses	$44,129	$29,285

Note 4. Stockholders’ Equity

Preferred Stock

On July 2, 2019, in connection with the closing of the Company’s initial public offering of its common stock ("IPO"), the Company filed its amended and restated Certificate of Incorporation, which authorizes the Company to issue up to 10,000,000 shares of preferred stock, $0.0001 par value per share. Through September 30, 2023, no preferred stock has been issued.

Common Stock

As of September 30, 2023, the Company’s amended and restated Certificate of Incorporation authorized the Company to issue 150,000,000 shares of common stock, $0.0001 par value per share.

Holders of the common stock are entitled to one vote for each share of common stock held at all meetings of stockholders and written actions in lieu of meetings. The holders of common stock are entitled to receive dividends out of funds legally available, as declared by the board of directors. These dividends are subject to the preferential dividend rights of the holders of the Company’s preferred stock. Through September 30, 2023, no cash dividends have been declared or paid.

As of September 30, 2023, there were 37,719,367 shares of common stock outstanding.

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

Under the terms of the Zai License Agreement, Zai has the sole right to manufacture, or have manufactured, KarXT for use in development and commercialization in the Licensed Territory. At the election of Zai, the Company may supply KarXT to Zai at the fully burdened manufacturing cost plus a specified margin, as defined within the Zai License Agreement. This provision was determined to be an option to acquire additional goods or services at a price that approximates the stand-alone selling price for that good or service, and therefore does not represent a material right, or separate performance obligation, within the context of the Zai License Agreement. For the nine months ended September 30, 2023, the Company recognized $0.7 million in revenue associated with sales of clinical drug supply to Zai. No revenue associated with sales of clinical drug supply was recognized during the three months ended September 30, 2023. For the three and nine months ended September 30, 2022, less than $0.1 million revenue was recognized for sales of clinical drug supply to Zai.

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

Milestone Payments. The potential development and regulatory milestone payments, as well as sales milestone payments, are paid upon achievement of certain milestones as defined in the Zai License Agreement. For the three and nine months ended September 30, 2023, there was no revenue related to milestone payments recognized pursuant to the Zai License Agreement. For the nine months ended September 30, 2022, the Company recognized $5.3 million in license revenue for certain development milestones and related payments to taxing authorities on the Company's behalf, and recorded $0.5 million in foreign tax expense to income tax provision. For the three months ended September 30, 2022, there was no revenue related to milestone payments recognized pursuant to the Zai License Agreement.

For all remaining development and regulatory milestones, which, as of September 30, 2023, can total up to $70.0 million, it was determined that their achievement is highly dependent on factors outside of the Company's control. These payments have been fully constrained until the Company concludes that achievement of the milestone is probable, and that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods, and as such have been excluded from the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint and, if necessary, adjust its estimate of the overall transaction price.

As of September 30, 2023, the Company has not recognized any revenue associated with sales milestones.

Royalties. Any consideration related to royalties will be recognized if and when the related sales occur, as they were determined to relate predominantly to the license granted to Zai and, therefore, have also been excluded from the transaction price. As of September 30, 2023, the Company has not recognized any revenue associated with royalties.

There was no deferred revenue as of September 30, 2023 or December 31, 2022 related to the Zai License Agreement.

Note 6. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share of common stock for the three and nine months ended September 30, 2023 and 2022 (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net Loss	$(119,119)	$(76,963)	$(319,856)	$(200,124)
Weighted-average shares used in computing net loss per share	37,689,144	32,349,111	36,682,056	30,693,117
Net loss per share, basic and diluted	$(3.16)	$(2.38)	$(8.72)	$(6.52)

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

The following common stock equivalents, presented based on amounts outstanding at each period end, have been excluded from the calculation of diluted net loss per share:

	September 30,
	2023	2022
Stock options to purchase common stock	5,541,686	5,561,493
Restricted stock units	314,854	—
	5,856,540	5,561,493

Note 7. License Agreements

Acquisition of KAR-2618 and other TRPC4/5 candidates

In January 2023, the Company entered into an exclusive license agreement (the "GFB Agreement"), with GFB (ABC), LLC ("GFB"), assignee of the assignment estate of Goldfinch Bio, pursuant to which GFB granted to the Company the exclusive right and license to develop, manufacture, and commercialize GFB’s TRPC4/5 candidates (the "GFB Compounds"), including the lead clinical-stage candidate known as KAR-2618 (formerly GFB-887). The Company agreed to use commercially reasonable efforts to develop, obtain regulatory approval for, and commercialize at least one licensed product that contains or comprises a GFB Compound in at least two indications in the United States.

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

The upfront payment of $15.0 million was accounted for as an asset acquisition and recorded within research and development expense in the consolidated statement of operations for the nine months ended September 30, 2023, as

KAR-2618 is prior to regulatory approval and has no alternative future use. The Company did not incur or recognize any milestone payments under the GFB Agreement during the three and nine months ended September 30, 2023.

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

The initial upfront payment of $0.1 million was expensed when incurred in May 2012. As of September 30, 2023, no regulatory or commercial milestones have been reached and, accordingly, no milestone payments have been made.

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

The Company incurred no expenses related to the Patent License Agreement during the three and nine months ended September 30, 2023 and 2022. As of September 30, 2023, the remaining development and regulatory milestone payments under the Patent License Agreement total up to $8.0 million. The Company had no outstanding liabilities to PureTech Health related to the Patent License Agreement as of September 30, 2023 and December 31, 2022.

Note 8. Stock-based Compensation

In September 2009, the Company’s board of directors approved the 2009 Stock Incentive Plan (the “2009 Plan”) which provided for the grant of incentive stock options to employees and non-statutory stock options to directors, consultants, and non-employees of the Company. The 2009 Plan terminated in July 2019 effective upon the completion of the Company’s IPO. No additional options will be granted under the 2009 Plan. As of September 30, 2023, there were 1,981,828 options outstanding under the 2009 Plan.

In May 2019, the Company’s board of directors approved the 2019 Stock Option and Incentive Plan (the “2019 Plan”) which became effective on June 26, 2019, the date immediately prior to the date on which the registration statement related to the IPO was declared effective by the SEC. The 2019 Plan will expire in May 2029. Under the 2019 Plan, the Company may grant incentive stock options, non-statutory stock options, restricted stock awards, RSUs, and other stock-based awards. There were 1,709,832 shares of the Company’s common stock initially reserved for issuance under the 2019 Plan. The number of shares of common stock underlying awards that expire, or are terminated, surrendered, canceled or forfeited without having been fully exercised under the 2009 Plan will be added to the shares of common stock available for issuance under the 2019 Plan. In addition, the number of shares of common stock that may be issued under the 2019 Plan automatically increases on January 1 of each calendar year, commencing on January 1, 2020, by 4% of the number of shares of common stock outstanding on the immediately preceding December 31 or such lesser amount determined by the Company’s board of directors or the compensation committee of the board of directors. As of September 30, 2023, there were 2,661,308 common shares available for issuance, 3,559,858 options outstanding, and 314,854 RSUs outstanding under the 2019 Plan.

Stock Options

Option awards under the 2019 Plan generally vest based on the grantee’s continued service with the Company during a specified period following a grant and expire ten years from the grant date. Awards typically vest in four years, but vesting conditions can vary based on the discretion of the Company’s board of directors.

A summary of the Company’s stock option activity and related information is as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	5,570,355	$63.82	7.2	$744,097
Granted	636,014	195.44
Exercised	(394,163)	68.62
Forfeited	(268,382)	142.72
Expired	(2,138)	123.63
Outstanding as of September 30, 2023	5,541,686	$74.74	6.5	$546,440
Options vested and expected to vest as of September 30, 2023	5,541,686	$74.74	6.5	$546,440
Options exercisable as of September 30, 2023	3,892,864	$41.37	5.6	$497,659

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the publicly traded stock price of the Company’s common stock as of September 30, 2023.

As of September 30, 2023, there was $132.2 million of unrecognized compensation cost, which is expected to be recognized over a weighted-average period of 2.8 years.

The weighted-average fair values of options granted during the nine months ended September 30, 2023 and 2022 was $114.69 and $70.59, respectively. The intrinsic value of options exercised during the nine months ended September 30, 2023 and 2022 was $54.5 million and $84.0 million, respectively.

Restricted Stock Units

RSUs are granted to certain employees and are payable in shares of the Company's common stock. RSU shares are accounted for at fair value based upon the closing stock price on the date of grant. The corresponding expense is amortized over the vesting period, which is typically four years.

A summary of the Company’s restricted stock unit activity and related information is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested as of December 31, 2022	—	$—
Granted	330,267	195.46
Vested	—	—
Forfeited	(15,413)	189.49
Unvested as of September 30, 2023	314,854	$195.75

As of September 30, 2023, the total remaining unrecognized compensation cost related to nonvested RSUs was $53.6 million, which will be amortized over the weighted-average remaining requisite service period of 3.4 years.

Stock-based Compensation Expense

Stock-based compensation expense is classified in the statements of operations for the three and nine months ended September 30, 2023 and 2022 as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$10,880	$5,431	$29,955	$15,140
General and administrative	7,416	6,590	21,851	19,649
Total stock-based compensation expense	$18,296	$12,021	$51,806	$34,789

Note 9. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s assets as of September 30, 2023 and December 31, 2022 that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurement
	at September 30, 2023 Using
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$135,160	$—	$—	$135,160
Commercial paper	—	29,422	—	29,422
Short-term investments, other:
Certificate of deposit	—	2,033	—	2,033
Investment securities:
US Treasuries	689,176	—	—	689,176
US government agencies	202,646	—	—	202,646
Corporate debt securities	—	33,120	—	33,120
Commercial paper	—	230,064	—	230,064
Total	$1,026,982	$294,639	$—	$1,321,621

	Fair Value Measurement
	at December 31, 2022 Using
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$160,158	$—	$—	$160,158
Commercial paper	—	61,277	—	61,277
Investment securities:
US Treasuries	423,688	—	—	423,688
US government agencies	210,188	—	—	210,188
Corporate debt securities	—	63,728	—	63,728
Commercial paper	—	178,111	—	178,111
Total	$794,034	$303,116	$—	$1,097,150

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

The estimated fair value and amortized cost of the Company’s available-for-sale investments, by contractual maturity and security type, are summarized as follows (in thousands):

	September 30, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
US Treasuries (due within one year)	$559,852	$7	$(1,193)	$558,666
US Treasuries (due after one year and less than three years)	131,249	2	(741)	130,510
US government agencies (due within one year)	147,612	10	(296)	147,326
US government agencies (due after one year and less than three years)	55,752	—	(432)	55,320
Corporate debt securities (due within one year)	30,361	—	(138)	30,223
Corporate debt securities (due after one year and less than three years)	2,948	—	(51)	2,897
Commercial paper (due within one year)	230,161	6	(103)	230,064
Total	$1,157,935	$25	$(2,954)	$1,155,006

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
US Treasuries (due within one year)	$329,533	$17	$(2,044)	$327,506
US Treasuries (due after one year and less than three years)	96,802	—	(620)	96,182
US government agencies (due within one year)	178,319	54	(108)	178,265
US government agencies (due after one year and less than three years)	32,104	—	(181)	31,923
Corporate debt securities (due within one year)	51,952	1	(170)	51,783
Corporate debt securities (due after one year and less than three years)	11,983	—	(38)	11,945
Commercial paper (due within one year)	178,312	16	(217)	178,111
Total	$879,005	$88	$(3,378)	$875,715

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

Unrealized losses on available-for-sale securities presented in the previous table have not been recognized in the consolidated statements of operations because the securities are high credit quality, investment grade securities that the Company does not intend to sell and will not be required to sell prior to their anticipated recovery, and the decline in fair value is attributable to factors other than credit losses. Based on its evaluation, the Company determined its year-to-date credit losses related to its available-for-sale securities were immaterial at September 30, 2023 and December 31, 2022.

Note 10. Commitments and Contingencies

Leases

The Company has 25,445 square feet of office space on High Street in Boston, Massachusetts (“High Street Sublease”). The term of the High Street Sublease extends from April 1, 2021 through December 31, 2025 and provides for escalating annualized base rent payments starting at approximately $1.5 million and increasing to $1.6 million in the final year of the sublease.

In April 2023, the Company entered into an agreement ("High Street Lease") to lease approximately 50,890 square feet of additional office space located at 99 High Street in Boston, Massachusetts. The Company took possession of the premises in June 2023. The initial term of the lease is ten years from the date alterations are substantially complete, estimated to occur no later than April 2024, with the option to renew for an additional five-year term. Annual base rent under the lease is approximately $3.5 million and is subject to annual increases in accordance with the terms of the lease agreement. Lease payments begin on the earlier of January 1, 2025 or nine months from the date alterations are substantially complete. The Company recognized a right-of-use ("ROU") asset and corresponding lease liability of approximately $11.7 million and $11.4 million, respectively, on its consolidated balance sheet as of June 8, 2023 upon commencement of the High Street Lease. The lease provides for a tenant improvement allowance of $9.2 million, which was recognized as a reduction in the ROU asset and lease liability recognized at commencement, as the Company is reasonably certain to incur reimbursable costs related to alterations equal to or exceeding this amount. The option to renew the lease for an additional five-year term was excluded from the determination of lease liabilities arising from obtaining the ROU assets, as it was not considered reasonably certain of being exercised at commencement. Upon signing of the High Street Lease, the Company was also required to pay the first full monthly installment of base rent of $0.3 million, which was included as an adjustment to the ROU asset recognized upon commencement of the lease. The agreement requires a security deposit of $2.0 million, which is in the form of a line of credit collateralized by a certificate of deposit with a six month maturity which will be continually reinvested for the duration of the lease term. This certificate of deposit has been recorded within "short-term investments, other" on the consolidated balance sheet as of September 30, 2023.

The Company also has office space at 33 Arch Street in Boston, Massachusetts ("Arch Street Lease"), which expires in December 2023, as amended. The associated space is entirely subleased to third parties through the remainder of the current lease term ("Arch Street Subleases"). We additionally have office space in Carmel, Indiana.

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

The components of lease cost were as follows (dollar amounts in thousands):

	Nine Months Ended September 30,
	2023	2022
Lease Cost
Operating lease cost	$2,506	$1,613
Short-term lease cost	—	—
Sublease income	(441)	(433)
Total lease cost	$2,065	$1,180

Other Information
Cash paid for amounts included in the measurement of lease liabilities	$2,154	$1,908
Operating lease liabilities arising from obtaining right-of-use assets	11,820	—
Weighted-average remaining lease term	9.05 years	2.85 years
Weighted-average discount rate	10.44%	5.88%

The following is a maturity analysis of the remaining annual undiscounted cash flows of the operating lease liabilities and a reconciliation to present value of lease liabilities as of September 30, 2023 (in thousands):

Year ended:
December 31, 2023	$649
December 31, 2024	1,704
December 31, 2025	4,818
December 31, 2026	3,591
December 31, 2027	3,698
Thereafter	29,188
Total future minimum lease payments	43,648
Less lease incentive	(9,184)
Less imputed interest	(18,855)
Present value of lease liabilities	$15,609

Cash inflows related to the $9.2 million lease incentive under the High Street Lease are expected to be received in the years ended December 31, 2023 and 2024 and are expected to exceed cash outflows relating to our operating leases during those years.

The annual undiscounted cash flows to be received from subleases is $0.2 million as of September 30, 2023. The Arch Street Lease and the Arch Street Subleases mature in December 2023 and will not be extended.

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

Litigation

The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities as of September 30, 2023.

Note 11. 401(k) Savings Plan

The Company has a 401(k) retirement plan in which substantially all U.S. employees are eligible to participate. Eligible employees may elect to contribute up to the maximum limits, as set by the Internal Revenue Service, of their eligible compensation. The total contribution expense for the Company was $1.5 million and $0.7 million for the nine months ended September 30, 2023 and 2022, respectively.

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

Overview

We are a clinical-stage biopharmaceutical company driven to discover, develop, and deliver transformative medicines for people living with psychiatric and neurological conditions. Our pipeline is primarily built on the broad therapeutic potential of our lead product candidate, KarXT (xanomeline-trospium), an oral modulator of muscarinic receptors that are located both in the central nervous system, or CNS, and various peripheral tissues. KarXT is our proprietary product candidate that combines xanomeline, a novel muscarinic agonist, with trospium, an approved muscarinic antagonist, to preferentially stimulate muscarinic receptors in the CNS.

We are initially developing KarXT for the treatment of schizophrenia in adults, as well as for the treatment of psychosis in Alzheimer's disease, or AD. KarXT combines xanomeline, a muscarinic receptor agonist that preferentially stimulates M1 and M4 muscarinic receptors, and trospium, an approved muscarinic receptor antagonist that does not measurably cross the blood-brain barrier, confining its effects to peripheral tissues. M1 and M4 muscarinic receptors are the receptor subtypes believed to mediate the antipsychotic and procognitive effects of xanomeline and other muscarinic agonists. Results from preclinical studies and clinical trials conducted by third parties support the hypothesis that xanomeline can reduce psychosis and improve cognition. To our knowledge, xanomeline is the only muscarinic orthosteric agonist that has demonstrated therapeutic benefit in clinical trials in both schizophrenia and AD. Like all muscarinic orthosteric agonists studied to date, however, xanomeline’s tolerability has been limited by side effects arising from muscarinic receptor stimulation in peripheral tissues, which leads to nausea, vomiting, diarrhea and increased salivation and sweating, collectively referred to as cholinergic adverse events. Trospium is a muscarinic receptor antagonist approved in the United States and Europe for the treatment of overactive bladder that inhibits all five muscarinic receptor subtypes in peripheral tissues. We believe that the combination of xanomeline and trospium in KarXT has the potential to preferentially stimulate M1 and M4 muscarinic receptors in the brain without stimulating muscarinic receptors in peripheral tissues in order to achieve meaningful therapeutic benefit in patients with psychotic and cognitive disorders.

The EMERGENT program is our clinical program evaluating KarXT for the treatment of schizophrenia as a monotherapy and includes our completed positive Phase 2 EMERGENT-1 and Phase 3 EMERGENT-2 and EMERGENT-3 trials evaluating the efficacy and safety of KarXT compared to placebo, as well as two Phase 3 trials, EMERGENT-4 and EMERGENT-5, evaluating the long-term safety of KarXT. Topline data from the EMERGENT-4 and EMERGENT-5 trials is anticipated in the second half of 2024

In September 2023, we submitted our New Drug Application, or NDA, for KarXT for the treatment of schizophrenia to the FDA. If approved, we are targeting a potential commercial launch of KarXT for the treatment of schizophrenia in the second half of 2024.

In the first quarter of 2023, we initiated a Phase 1b Ambulatory Blood Pressure Monitoring, or ABPM, trial to further characterize the impact of KarXT on blood pressure. Enrollment for this trial completed in the second quarter of 2023, and we expect topline data in the fourth quarter of 2023.

Given the unique mechanism of action of KarXT in comparison to existing standard of care therapies, we believe there is the potential for therapeutic benefit as both a monotherapy and as an adjunctive therapy for the treatment of schizophrenia. In November 2021, we initiated our Phase 3 ARISE trial evaluating the efficacy and safety of KarXT compared to placebo as an adjunctive treatment in adults with schizophrenia who have an inadequate response to their current antipsychotic therapy. This six-week, 1:1 randomized, double-blind, placebo-controlled Phase 3 outpatient trial is designed to enroll up to 400 adults with schizophrenia who have not achieved an adequate response to their current atypical antipsychotic treatment. The primary outcome measure of the trial is change in Positive and Negative Syndrome Scale, or PANSS, total score of KarXT compared to placebo at week 6. Upon completion of the trial at week 6, participants have the opportunity to enroll in our ARISE-2 trial, an ongoing 52-week outpatient, open-label extension trial evaluating the long-term safety and tolerability of KarXT when dosed with atypical antipsychotic treatment. We anticipate topline data from the ARISE trial in the second half of 2024.

We are also developing KarXT as a potential treatment for psychosis related to AD. The ADEPT program, which is the clinical program evaluating KarXT as a potential treatment for psychosis related to AD, consists of three Phase 3 trials: ADEPT-1, ADEPT-2 and ADEPT-3. The Phase 3 ADEPT-1 trial is evaluating the efficacy and safety of KarXT compared to placebo in adults with moderate to severe psychosis related to AD. Enrollment for this trial began in the third quarter of 2022 and topline data is anticipated in 2025. This trial consists of a 12-week, single-blind treatment period, followed by a 26-week, double-blind, randomized withdrawal period in which subjects who meet the response criteria will be randomized to receive KarXT or placebo. The single-blind treatment period is designed to enroll approximately 380 adults with AD between 55 and 90 years old, with moderate to severe hallucinations or delusions, who are living at home or at an assisted living facility. The primary objective of this trial is to evaluate relapse prevention as measured by time from randomization to relapse during the 26-week, double-blind period. Our Phase 3 ADEPT-2 trial is a 14-week, flexible-dose, double-blind, placebo-controlled trial evaluating the efficacy and safety of KarXT versus placebo in up to 400 patients. This trial initiated in the third quarter of 2023 and topline data is anticipated in 2025. Our Phase 3 ADEPT-3 trial is an open-label extension trial of ADEPT-1 and ADEPT-2 evaluating the long-term safety of KarXT in adults with psychosis related to AD. Enrollment for this trial commenced in the third quarter of 2023.

In January 2023, we entered into an exclusive global license agreement for Goldfinch Bio, Inc.’s, or Goldfinch Bio’s, investigational transient receptor potential canonical 4 and 5 (TRPC4/5) channel candidates, including the lead clinical-stage TRPC4/5 candidate, KAR-2618 (formerly GFB-887), after confirming select properties of KAR-2618 under a material transfer agreement. KAR-2618 has been dosed in over 100 humans across Goldfinch Bio’s clinical trials. We intend to evaluate KAR-2618 for the treatment of major depressive disorder, and plan to initiate a Phase 1b clinical trial in 2024. We expect to provide additional information regarding trial design and timing in early 2024.

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

We have never generated revenue from product sales and have incurred significant net losses since inception. Our net losses were $319.9 million and $200.1 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $884.1 million. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our operating expenses and capital expenditures will increase substantially, particularly as we:

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

As of September 30, 2023, we had cash, cash equivalents and available-for-sale investments of $1,339.5 million. We believe that our existing cash, cash equivalents and available-for-sale investments will be sufficient to meet our anticipated operating and capital expenditure requirements through the end of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources.”

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

Our revenue to date has been derived from payments under our license agreement, or the Zai License Agreement, with Zai Lab (Shanghai) Co., Ltd., or Zai. We may generate additional revenue in the future from payments under the Zai License Agreement or as a result of any other license or collaboration agreements we may enter into for any of our product candidates or intellectual property. For the nine months ended September 30, 2023, we recognized revenue of $0.7 million under the Zai License Agreement associated with the sale of clinical drug supply to Zai and did not recognize any revenue for the three months ended September 30, 2023. We cannot provide assurance as to the timing of future milestone or royalty payments under the Zai License Agreement, or that we will receive any of these payments at all. We generated $5.3 million of revenue under the Zai License Agreement in the nine months ended September 30, 2022 and recognized revenue of less than $0.1 million under the Zai License Agreement associated with the sale of clinical drug supply to Zai in the three months ended September 30, 2022.

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

Research and development costs directly related to our clinical development activities, such as fees paid to consultants, central laboratories, contractors, CMOs and CROs, are tracked on an indication-by-indication basis. Other costs that are indirectly related to our clinical development activities, such as formulation and CMC, preclinical, discovery and other unallocated expenses in the table below, are not allocated on an indication-by-indication basis due to the overlap of the potential benefit of those efforts across multiple indications that utilize KarXT and future product and development candidates. Unallocated expenses primarily relate to personnel or other consulting costs which are deployed across multiple projects under development. For the nine months ended September 30, 2023, unallocated expenses also include $15.0 million in license fees related to the acquisition of KAR-2618 paid in February 2023. The following table summarizes our research and development expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Schizophrenia clinical trials	$35,764	$27,792	$93,859	$72,791
Alzheimer's disease psychosis clinical trials	8,925	1,854	23,063	3,802
CMC and formulation	13,850	8,301	30,276	21,674
Preclinical	3,913	526	10,107	1,522
Medical affairs	2,164	555	7,453	1,238
Discovery	5,013	5,979	13,117	14,328
Unallocated expenses	34,323	16,943	104,034	42,888
Total research and development expense	$103,952	$61,950	$281,909	$158,243

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
•
manufacture larger quantities of KarXT and our other product candidates for clinical development and potential commercialization;
•
add operational, financial and management information systems and personnel, including personnel to support our product development;
•
hire and retain additional personnel, such as clinical, quality control, scientific, commercial and administrative personnel;
•
maintain, expand and protect our intellectual property portfolio;
•
continue to assess the impact of the effects of the COVID-19 pandemic on our ability to execute research and development activities;
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Personnel related expenses (including stock-based compensation)	$17,910	$11,548	$45,254	$32,306
Professional and consultant fees	8,912	4,546	23,964	10,775
Other	5,444	3,031	14,718	8,675
Total general and administrative expense	$32,266	$19,125	$83,936	$51,756

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

Other Income, Net

Other income, net, consists of interest income from our cash equivalents, available-for-sale investments and other short-term investments, and sublease income recognized in connection with the sublease of office space. The following table summarizes our other income, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Interest income	$16,952	$3,884	$44,894	$4,611
Sublease income	147	147	441	433
Total other income, net	$17,099	$4,031	$45,335	$5,044

Results of Operations

Comparison of the three months ended September 30, 2023 and 2022

	Three Months Ended September 30,
	2023	2022	Change
	(in thousands)
License and other revenue	$—	$81	$(81)
Operating expenses:
Research and development	103,952	61,950	42,002
General and administrative	32,266	19,125	13,141
Total operating expenses	136,218	81,075	55,143
Loss from operations	(136,218)	(80,994)	(55,224)
Total other income, net	17,099	4,031	13,068
Income tax provision	—	—	—
Net loss attributable to common stockholders	$(119,119)	$(76,963)	$(42,156)

Research and Development Expenses

	Three Months Ended September 30,
	2023	2022	Change
	(in thousands)
Direct research and development expenses:
Schizophrenia clinical trials	$35,764	$27,792	$7,972
Alzheimer's disease psychosis clinical trials	8,925	1,854	7,071
CMC and formulation	13,850	8,301	5,549
Preclinical	3,913	526	3,387
Medical affairs	2,164	555	1,609
Discovery	5,013	5,979	(966)
Unallocated expenses:
Personnel related expenses (including stock-based compensation)	28,940	15,337	13,603
License fees	—	—	—
Consultant fees and other expenses	5,383	1,606	3,777
Total research and development expense	$103,952	$61,950	$42,002

Expenses related to our schizophrenia clinical trials increased by $8.0 million, primarily due to expenses related to our ongoing EMERGENT and ARISE Phase 3 trials as well as our ABPM Phase 1b trial. The increase of $7.1 million in expenses related to our Alzheimer's disease psychosis, or ADP, clinical trials is primarily driven by our ongoing ADEPT-1 Phase 3 trial which initiated in the third quarter of 2022. The increase of $5.6 million in formulation and CMC expenses is primarily due to an increase in manufacturing activities in 2023 to obtain sufficient supply of KarXT to support our NDA submission and potential commercialization, as well as current and future clinical trial activities. The increase of $3.4 million in expenses related to preclinical activities is primarily due to the timing and execution of studies for KarXT and early pipeline candidates. The decrease of $1.0 million in discovery costs is due to the timing of activities associated with our portfolio of discovery programs. The increase of $13.6 million in personnel related costs was primarily a result of an increase in headcount and an increase of $5.4 million related to stock-based compensation expense. The increase of $3.8 million in consultant fees and other expenses was due to an increase in consulting costs not specifically allocated to discovery, preclinical, clinical, formulation and CMC activities.

General and Administrative Expenses

	Three Months Ended September 30,
	2023	2022	Change
	(in thousands)
Personnel related expenses (including stock-based compensation)	$17,910	$11,548	$6,362
Professional and consultant fees	8,912	4,546	4,366
Other	5,444	3,031	2,413
Total general and administrative expense	$32,266	$19,125	$13,141

The increase of $6.4 million in personnel related costs was primarily a result of an increase in headcount and an increase of $0.8 million related to stock-based compensation expense. The increase of $4.4 million in professional and consultant fees was primarily due to an increase in pre-commercial costs, accounting fees, legal costs and consulting fees related to our ongoing business activities. The increase of $2.4 million in other costs was primarily due to infrastructure and administrative related costs to support increased headcount.

Other Income, Net

	Three Months Ended September 30,
	2023	2022	Change
	(in thousands)
Interest income	$16,952	$3,884	$13,068
Sublease income	147	147	—
Total other income, net	$17,099	$4,031	$13,068

Interest income is attributable to interest earned on our cash equivalents and available-for-sale investments. The increase of $13.1 million in interest income is primarily due to an increase in our cash equivalents and investment securities held, as well as an increase in interest rates on such instruments, during the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

Comparison of the nine months ended September 30, 2023 and 2022

	Nine Months Ended September 30,
	2023	2022	Change
	(in thousands)
License and other revenue	$654	$5,359	$(4,705)
Operating expenses:
Research and development	281,909	158,243	123,666
General and administrative	83,936	51,756	32,180
Total operating expenses	365,845	209,999	155,846
Loss from operations	(365,191)	(204,640)	(160,551)
Total other income, net	45,335	5,044	40,291
Income tax provision	—	(528)	528
Net loss attributable to common stockholders	$(319,856)	$(200,124)	$(119,732)

Research and Development Expenses

	Nine Months Ended September 30,
	2023	2022	Change
	(in thousands)
Direct research and development expenses:
Schizophrenia clinical trials	$93,859	$72,791	$21,068
Alzheimer's disease psychosis clinical trials	23,063	3,802	19,261
CMC and formulation	30,276	21,674	8,602
Preclinical	10,107	1,522	8,585
Medical affairs	7,453	1,238	6,215
Discovery	13,117	14,328	(1,211)
Unallocated expenses:
Personnel related expenses (including stock-based compensation)	73,785	38,594	35,191
License fees	15,000	—	15,000
Consultant fees and other expenses	15,249	4,294	10,955
Total research and development expense	$281,909	$158,243	$123,666

Expenses related to our schizophrenia clinical trials increased by $21.1 million, primarily due to expenses related to close out costs for our EMERGENT-3 trial, and costs related to our ongoing EMERGENT and ARISE Phase 3 trials as well as our ABPM Phase 1b trial. The increase of $19.3 million in expenses related to our ADP clinical trials is primarily driven by our ongoing ADEPT-1 Phase 3 trial which initiated in the third quarter of 2022. The increase of $8.6 million in formulation and CMC expenses is primarily due to an increase in manufacturing activities in 2023 to obtain sufficient supply of KarXT to support our NDA submission and potential commercialization, as well as current and future clinical trial activities. The increase of $8.6 million in expenses related to preclinical activities is primarily due to the timing and execution of studies for KarXT and early pipeline candidates. The decrease of $1.2 million in discovery costs is due to the timing of activities associated with our portfolio of discovery programs. The increase of $35.2 million in personnel related costs was primarily a result of an increase in headcount and an increase of $14.8 million related to stock-based compensation expense. License fees of $15.0 million are due to the upfront payment made in connection with the license agreement for Goldfinch Bio’s TRPC4/5 channel candidates, including KAR-2618. The increase of $11.0 million in consultant fees and other expenses was due to an increase in consulting costs not specifically allocated to discovery, preclinical, clinical, formulation and CMC activities.

General and Administrative Expenses

	Nine Months Ended September 30,
	2023	2022	Change
	(in thousands)
Personnel related expenses (including stock-based compensation)	$45,254	$32,306	$12,948
Professional and consultant fees	23,964	10,775	13,189
Other	14,718	8,675	6,043
Total general and administrative expense	$83,936	$51,756	$32,180

The increase of $13.0 million in personnel related costs was primarily a result of an increase in headcount and an increase of $2.2 million related to stock-based compensation expense. The increase of $13.2 million in professional and consultant fees was primarily due to an increase in pre-commercial costs, accounting fees, legal costs and consulting fees related to our ongoing business activities. The increase of $6.0 million in other costs was primarily due to other infrastructure and administrative related costs to support increased headcount.

Other Income (Loss), Net

	Nine Months Ended September 30,
	2023	2022	Change
	(in thousands)
Interest income	$44,894	$4,611	$40,283
Sublease income	441	433	8
Total other income, net	$45,335	$5,044	$40,291

Interest income is attributable to interest earned on our cash equivalents, available-for-sale investments and short-term investments. The increase of $40.3 million in interest income is primarily due to an increase in our cash equivalents and investment securities held, as well as an increase in interest rates on such instruments, during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates until we receive FDA approval, which may take longer than we anticipate, or may not occur at all. Through September 30, 2023, our operations have been financed by net proceeds of $25.7 million from the issuance of convertible notes, $91.0 million from the sale of shares of our redeemable convertible preferred stock, $93.0 million from the sale of our common stock in our initial public offering in June 2019, $234.2 million from the sale of our common stock in a follow-on public offering in November 2019, $270.0 million from the sale of our common stock in a follow-on public offering in March 2021, $819.1 million from the sale of our common stock in a follow-on public offering in August 2022, $436.7 million from the sale of our common stock in a follow-on public offering in March 2023, and $45.0 million from the Zai License Agreement, as well as interest income from our cash equivalents and investment portfolio. As of September 30, 2023, we had $1,339.5 million in cash, cash equivalents and available-for-sale investments, and an accumulated deficit of $884.1 million.

On June 21, 2023, we filed an automatically effective registration statement on Form S-3, or the 2023 Registration Statement, with the SEC which registers the offering, issuance and sale of an unspecified amount of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into an equity distribution agreement, or the 2023 Distribution Agreement, with Goldman Sachs & Co. LLC and Leerink Partners (f/k/a SVB Securities LLC), as sales agents, to provide for the issuance and sale by the Company of up to $400.0 million of common stock from time to time in “at-the-market” offerings under the 2023 Registration Statement and related prospectus, or the 2023 ATM Program. We may sell common stock pursuant to the 2023 Distribution Agreement from time to time in varying amounts, which may be limited, based upon factors including (among others) market conditions, investor demand, the trading price of our common stock, and determinations by us of our need for, and appropriate sources of, additional capital. As of September 30, 2023, no sales had been made pursuant to the 2023 ATM Program.

Our primary use of cash has been to fund operating expenses, which consist of research and development and general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding prepaid expenses, accounts payable and accrued expenses.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(274,760)	$(149,249)
Net cash used in investing activities	(252,761)	(279,779)
Net cash provided by financing activities	463,506	850,392
Net (decrease) increase in cash, cash equivalents and restricted cash	$(64,015)	$421,364

Cash Flows from Operating Activities

Cash used in operating activities for the nine months ended September 30, 2023 was $274.8 million, consisting of a net loss of $319.9 million, partially offset by non-cash items, including stock-based compensation expense of $51.8 million and interest income resulting from the amortization of premiums and accretion of discounts on our available-for-sale investments of $27.6 million. The change in our net operating assets and liabilities was mainly due to an increase in accrued expense of $14.3 million and a decrease in prepaid expenses of $16.2 million, primarily driven by timing of payments made and services rendered by CROs and CMOs in connection with our clinical trials. These amounts were partially offset by an increase in other current assets of $9.1 million, due primarily to payment of a refundable regulatory fee and a receivable arising in connection with the acquisition of rights to a general unsecured claim against Goldfinch Bio, and an increase in accrued interest on investment securities of $2.8 million.

Cash used in operating activities for the nine months ended September 30, 2022 was $149.2 million, consisting of a net loss of $200.1 million, partially offset by non-cash items, including stock-based compensation expense of $34.8 million. The change in our net operating assets and liabilities was mainly due to increases in prepaid expenses and other current assets of $5.9 million, accounts payable of $13.8 million, and accrued expenses of $6.6 million, primarily driven by timing of payments made and services rendered by CROs and CMOs in connection with our clinical trials, and a decrease in accounts receivable of $1.7 million pursuant to cash collected under the Zai License Agreement.

Cash Flows from Investing Activities

Cash used in investing activities for the nine months ended September 30, 2023 was $252.8 million, primarily attributable to purchases of investment securities of $1,292.3 million, which were partially offset by maturities of investment securities of $1,043.7 million.

Cash used by investing activities for the nine months ended September 30, 2022 was $279.8 million, primarily attributable to purchases of investment securities of $459.4 million, which were partially offset by maturities of investment securities of $180.2 million.

Cash Flows from Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2023 was $463.5 million, which was primarily attributable to $436.7 million in net proceeds received from the sale of common stock in our March 2023 follow-on public offering, and $27.0 million in proceeds received from the exercise of stock options.

Cash provided by financing activities for the nine months ended September 30, 2022 was $850.4 million, which was primarily attributable to $819.1 million net proceeds received from the sale of common stock in our August 2022 follow-on public offering, and $31.4 million attributable to proceeds received from the exercise of stock options.

Future Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, in particular as we continue to advance our product candidates through clinical trials and prepare for potential commercialization of KarXT for schizophrenia. In addition, we expect to incur additional costs associated with our ongoing operations as a public company.

As of September 30, 2023, we had cash and cash equivalents and available-for-sale investments of $1,339.5 million. Based on our current plans, we believe that our existing cash, cash equivalents and available-for-sale investments will be sufficient to meet our anticipated operating and capital expenditure requirements through the end of 2026.

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

Cash Requirements due to Contractual Obligations and Other Commitments

We are currently under agreements to lease our Arch Street office space through December 2023. Remaining lease payments from October 1, 2023 through the end of the lease term total $0.2 million. As of January 21, 2022, all leases at our Arch Street office space in Boston, Massachusetts have been subleased through the end of their lease terms.

We are also under agreement to lease office space in Carmel, Indiana through August 2024. Remaining lease payments total $0.1 million through the end of the lease term.

In March 2021, we entered into an agreement to sublease approximately 25,445 square feet of office space, or the High Street Premises, from a third party in Boston, Massachusetts as part of the relocation of our corporate headquarters. The term of the sublease extends from April 1, 2021 through December 31, 2025 and provides for escalating annualized base rent payments starting at approximately $1.5 million and increasing to $1.6 million in the final year of the sublease. Remaining lease payments from October 1, 2023 through the end of the lease term total $3.6 million.

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

We enter into contracts in the normal course of business with CROs, CMOs and other third parties for clinical trials, preclinical research studies and testing and manufacturing services. These contracts are generally cancelable by us upon prior written notice. Payments due upon cancellation consist of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation, and may also include termination penalties. As of September 30, 2023 the timing, amount or likelihood of such payments are not known.

We are also party to certain license and collaboration agreements with PureTech Health, Eli Lilly and Company, and GFB (ABC) LLC, assignee of the assignment estate of Goldfinch Bio. We may be obligated to make certain future payments which are contingent upon future events such as our achievement of specified regulatory and commercial milestones, or royalties on net product sales under these agreements. As of September 30, 2023, we were unable to estimate the timing or likelihood of achieving these milestones or generating future product sales.

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

Recently Issued or Adopted Accounting Pronouncements

New pronouncements issued but not effective until after September 30, 2023 are not expected to have a material impact on the Company’s consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and available-for-sale investment securities of $1,339.5 million as of September 30, 2023, which consisted primarily of money market funds and investment securities, largely composed of U.S. Treasuries and Agencies and investment grade, short to intermediate term fixed income securities. Short-term investments consisted of a certificate of deposit with a maturity of less than twelve months.

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

We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the three and nine months ended September 30, 2023 and 2022. However, inflation has had, and may continue to have, an impact on the labor costs we incur to attract and retain qualified personnel.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023.

Changes in Internal Control Over Financial Reporting

During the second fiscal quarter, we completed the implementation of an enterprise resource planning (“ERP”) system, with which we expect to improve the efficiency of certain financial and transactional processes. As a result, we have updated the design and documentation of internal controls related to processes and procedures which were impacted following the ERP implementation to ensure we continue to maintain effective internal control over financial reporting.

Except as described in the previous paragraph, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) which occurred during the three and nine months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c) Trading Arrangements

During the three months ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated (1) a contract, instruction or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or (2) a "non-Rule 10b5-1 trading arrangement" (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits.

The exhibits listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference, are filed or furnished as part of this Quarterly Report on Form 10‑Q.

Exhibit Number	Description

10.1#	Amended and Restated Employment Agreement, dated September 29, 2023, by and between the registrant and Jason Brown.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

KARUNA THERAPEUTICS, INC.

Date: November 2, 2023	By:	/s/ William Meury
William Meury
President and Chief Executive Officer (Principal Executive Officer)

Date: November 2, 2023	By:	/s/ Jason Brown
Jason Brown
Chief Financial Officer (Principal Financial and Accounting Officer)