Form 10-K
period 2023-12-31
Karuna Therapeutics, Inc.
filed 2024-02-22
CIK 1771917

r

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the aggregate market value of the registrant’s Common Stock, $0.0001 par value per share, held by non-affiliates of the registrant, based on the last sale price of the Common Stock at the close of business on that date, was $5,872.6 million. For purposes of foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant.

As of February 15, 2024, there were 38,147,652 shares of the registrant’s Common Stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2024 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

These forward-looking statements include, among other things, statements about:

•
the proposed transaction with Bristol-Myers Squibb Company, including the likelihood of the satisfaction of the conditions to the completion of the transaction and whether and when the transaction will be consummated;
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
•
our plans to develop and commercialize KarXT, KAR-2618 and other product candidates;
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
•
our estimates regarding expenses, future revenue, capital requirements and potential need for additional financing;
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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties that you should be aware of before making an investment decision, including those highlighted in “Item 1A. Risk Factors” in this Annual Report on Form 10-K. These risks include, but are not limited to, the following:

•
We may not complete the pending transaction with Bristol Myers Squibb within the time frame we anticipate or at all, which could have an adverse effect on our business, financial results, operations and/or the market price of our common stock.

•
The pendency of the transaction with Bristol Myers Squibb could adversely affect our business, financial results, operations and/or the market price of our common stock.

•
Our business substantially depends upon the successful development and commercialization of KarXT. If we are unable to obtain regulatory approval for or successfully commercialize KarXT, our business may be materially harmed.

•
Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following regulatory approval, if obtained.

•
We are a clinical-stage biopharmaceutical company and we have incurred significant losses since our inception. We may continue to incur significant losses for the foreseeable future.

•
The results to date of our preclinical studies and clinical trials do not guarantee that we will succeed in developing KarXT or any other product candidate into a marketable product. Initial data in our clinical trials may not be predictive of results obtained when these trials are completed or in subsequent trials.

•
We currently have limited commercial infrastructure. If we are unable to expand such infrastructure on our own or through collaborations with partners, we will not be successful in commercializing our product candidates.

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

Schizophrenia is a chronic disabling disorder that is characterized by recurring episodes of psychosis requiring long-term treatment with antipsychotic drugs in most patients. Psychotic symptoms, also known as positive symptoms, include hallucinations and delusions. As a result of the disease, patients with schizophrenia also experience negative symptoms, such as apathy, reduced social drive, loss of motivation and lack of social interest, as well as cognitive impairment. It is estimated that more than 24 million people are living with schizophrenia worldwide, with approximately 2.8 million in the United States.

AD, an irreversible, progressive neurodegenerative brain disorder that slowly destroys memory and cognition, afflicts approximately 6.7 million people in the United States. Up to 50% of AD patients exhibit psychiatric symptoms, which often leads to institutional care in a hospital or nursing home. Although the U.S. Food and Drug Administration, or FDA, has not to date approved any drug to treat the psychotic symptoms of AD, physicians often resort to off-label use of antipsychotic medications to treat these patients as symptoms progress and become more severe, despite black box warnings for the use of these medications in this population.

Despite the large number of antipsychotic drugs developed over the last 25 years, current medicines have undergone only modest innovation relative to first generation drugs developed in the 1950s. In many patients, current antipsychotics are hampered by modest efficacy, significant side effects and safety concerns. At least half of patients fail to adequately respond to antipsychotic drugs. Additionally, in many patients, these treatments are associated with severe side effects including sedation, extrapyramidal side effects, such as motor rigidity, tremors and slurred speech, and significant weight gain, which can result in complications such as diabetes, hyperlipidemia, hypertension and cardiovascular disease.

We are initially developing KarXT for the treatment of acute psychosis in adults with schizophrenia, as well as for the treatment of psychosis in AD. KarXT combines xanomeline, a muscarinic receptor agonist that preferentially stimulates M1 and M4 muscarinic receptors, and trospium, an approved muscarinic receptor antagonist that does not measurably cross the blood-brain barrier, confining its effects to peripheral tissues. M1 and M4 muscarinic receptors are the receptor subtypes believed to mediate the antipsychotic and procognitive effects of xanomeline and other muscarinic agonists. Results from preclinical studies and clinical trials conducted by third parties support the hypothesis that xanomeline can reduce psychosis and improve cognition. To our knowledge, xanomeline is the only muscarinic orthosteric agonist that has demonstrated therapeutic benefit in clinical trials in both schizophrenia and AD. Like all muscarinic orthosteric agonists studied to date, however, xanomeline’s tolerability has been limited by side effects arising from muscarinic receptor stimulation in peripheral tissues, leading to nausea, vomiting, diarrhea and increased salivation and sweating, collectively referred to as cholinergic adverse events. Trospium is a muscarinic receptor antagonist approved in the United States and Europe for the treatment of overactive bladder that inhibits all five muscarinic receptor subtypes in peripheral tissues. We believe that the combination of xanomeline and trospium in KarXT has the potential to preferentially stimulate M1 and M4 muscarinic receptors in the brain without stimulating muscarinic receptors in peripheral tissues, enabling KarXT to achieve meaningful therapeutic benefit in patients with psychotic and cognitive disorders.

In September 2023, we submitted our New Drug Application, or NDA, for KarXT for the treatment of schizophrenia in adults to the FDA. In November 2023, we received an acceptance of our NDA by the FDA with a Prescription Drug User Fee Act, or PDUFA, action date of September 26, 2024. If approved, we are targeting a potential commercial launch of KarXT for the treatment of schizophrenia in the second half of 2024.

On December 22, 2023, we entered into a definitive merger agreement with Bristol-Myers Squibb Company, or Bristol Myers Squibb, pursuant to which Bristol Myers Squibb has agreed to acquire the Company for $330 per share in cash, for a total equity value of approximately $14.0 billion, on the terms and subject to the conditions set forth therein. The transaction is expected to close in the first half of 2024, subject to customary closing conditions, including approval of our stockholders and receipt of required regulatory approvals. See Part I, Item 1A, “Risk Factors,” Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and Note 1 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding the transaction.

Summary of Our Development Programs

The EMERGENT program is our clinical program evaluating KarXT for the treatment of schizophrenia as a monotherapy and includes our completed positive Phase 2 EMERGENT-1 and Phase 3 EMERGENT-2 and EMERGENT-3 trials evaluating the efficacy and safety of KarXT compared to placebo, as well as two Phase 3 trials, EMERGENT-4 and EMERGENT-5, evaluating the long-term safety of KarXT. Topline data from the EMERGENT-4 and EMERGENT-5 trials is anticipated in the second half of 2024.

In November 2023 we announced positive topline results from our Phase 1b ambulatory blood pressure monitoring trial of KarXT in patients with schizophrenia. Results demonstrate KarXT was not associated with clinically meaningful increases in blood pressure in adults with schizophrenia. KarXT demonstrated a mean change from baseline to week 8 in 24-hour ambulatory systolic blood pressure of -0.59 mmHg, the primary endpoint in the trial, and was generally well tolerated, with a side effect profile consistent with prior trials in the EMERGENT program evaluating KarXT in schizophrenia.

Given the unique mechanism of action of KarXT in comparison to existing standard of care therapies, we believe there is the potential for therapeutic benefit as both a monotherapy and as an adjunctive therapy for the treatment of schizophrenia. In November 2021, we initiated our Phase 3 ARISE trial evaluating the safety and efficacy of KarXT compared to placebo as an adjunctive treatment in adults with schizophrenia who have an inadequate response to their current antipsychotic therapy. This six-week, 1:1 randomized, double-blind, placebo-controlled Phase 3 outpatient trial is designed to enroll up to 400 adults with schizophrenia who have not achieved an adequate response to their current atypical antipsychotic treatment. The primary outcome measure of the trial is change in PANSS total score of KarXT compared to placebo at week 6. Upon completion of the trial at week 6, participants have the opportunity to enroll in our ARISE-2 trial, an ongoing 52-week outpatient, open-label extension trial evaluating the long-term safety and tolerability of KarXT when dosed with atypical antipsychotic treatment. We anticipate topline data from the ARISE trial in 2025.

We plan to utilize the data from the EMERGENT and ARISE clinical programs to help inform future potential development plans for KarXT in negative and cognitive symptoms of schizophrenia, for which there are currently no approved treatments.

We are also developing KarXT as a potential treatment for psychosis related to AD. The ADEPT program, which is the clinical program evaluating KarXT as a potential treatment for psychosis related to AD, consists of three Phase 3 trials: ADEPT-1, ADEPT-2 and ADEPT-3. The Phase 3 ADEPT-1 trial is evaluating the efficacy and safety of KarXT compared to placebo in adults with moderate to severe psychosis related to AD. Enrollment for this trial began in the third quarter of 2022 and topline data is anticipated in 2026. This trial consists of a 12-week, single-blind treatment period, followed by a 26-week, double-blind, randomized withdrawal period in which subjects who meet the response criteria will be randomized to receive KarXT or placebo. The single-blind treatment period is designed to enroll approximately 380 adults with AD between 55 and 90 years old, with moderate to severe hallucinations or delusions, who are living at home or at an assisted living facility. The primary objective of this trial is to evaluate relapse prevention as measured by time from randomization to relapse during the 26-week, double-blind period. Our Phase 3 ADEPT-2 trial is a 14-week, flexible-dose, double-blind, placebo-controlled trial evaluating the efficacy and safety of KarXT versus placebo in up to 400 patients. This trial initiated in the third quarter of 2023 and topline data is anticipated in 2026. Our Phase 3 ADEPT-3 trial is an open-label extension trial of ADEPT-1 and ADEPT-2 evaluating the long-term safety of KarXT in adults with psychosis related to AD. Enrollment for this trial commenced in the third quarter of 2023.

In January 2023, we entered into an exclusive global license agreement for Goldfinch Bio, Inc.'s, or Goldfinch Bio's, investigational transient receptor potential canonical 4 and 5 (TRPC4/5) channel candidates, including the lead clinical-stage TRPC4/5 candidate, KAR-2618. KAR-2618 has been dosed in over 100 humans across Goldfinch Bio’s clinical trials. We intend to evaluate KAR-2618 for the treatment of major depressive disorder, and plan to initiate a Phase 1b clinical trial in 2024.

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

*In-licensed KAR-2618 from assignment estate of Goldfinch Bio in January 2023

†In collaboration with PsychoGenics

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

Muscarinic receptors serve a number of key physiological roles, including in cognitive, behavioral, sensory, motor and autonomic processes. Disruption of muscarinic receptor signaling is believed to contribute to psychosis and cognitive impairment in a wide variety of diseases, including schizophrenia and AD. Conversely, third-party preclinical and clinical data suggest that the enhancement of muscarinic receptor signaling leads to improvement in these same symptoms. M1 and M4 muscarinic receptors in particular have been reported to be under-expressed in the brains of patients with schizophrenia. In animal behavioral models, drug candidates that selectively stimulated M1 and M4 muscarinic receptors have demonstrated improvements in psychosis and cognition. Third-party clinical data suggest that stimulation of M1 and M4 muscarinic receptors may similarly be therapeutically beneficial for the treatment of patients with these symptoms. Conversely, inhibition of these receptors has been observed to disrupt memory and cognition, as well as to exacerbate psychosis in patients with schizophrenia.

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

Background and Rationale for KarXT

We have designed our lead product candidate, KarXT, to preferentially stimulate M1 and M4 receptors in the brain, without stimulating muscarinic receptors in peripheral tissues outside the CNS. We assessed the potential of over 7,000 possible combinations of muscarinic receptor agonists and antagonists to find an optimized combination that could preferentially stimulate muscarinic receptors in the CNS to improve the symptoms of psychosis, while avoiding stimulation of muscarinic receptors in the peripheral tissues and the associated side effects. As a result of our research, we identified xanomeline and trospium as the most promising pairing for development. Trospium is a potent and effective muscarinic receptor antagonist that does not measurably cross the blood-brain barrier, confining its effects to peripheral tissues. We believe that the combination of xanomeline, a centrally-acting muscarinic agonist, and trospium, a peripherally-acting muscarinic antagonist, will have the therapeutic benefits of xanomeline but with markedly reduced side effects. Based on our clinical data with KarXT, either co-administered or co-formulated, and clinical data of xanomeline published by third parties, we believe that KarXT has potential therapeutic benefit in multiple CNS disorders, including the treatment of the positive, negative and cognitive symptoms of schizophrenia, as well as psychosis and agitation associated with dementia, including AD.

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

KarXT for the Treatment of Psychosis in Patients with Schizophrenia as a Monotherapy

Schizophrenia is a chronic, severe and disabling brain disorder that is typically diagnosed in the late teenage years or early adulthood and is characterized by recurring episodes of psychosis requiring long-term treatment with antipsychotic drugs in most patients. It is estimated that approximately 2.8 million people living in the United States have schizophrenia. Worldwide, it is estimated that schizophrenia affects over 24 million people. People with schizophrenia have an estimated 30-year reduction in life expectancy compared to the general population, partially attributed to cardiovascular and metabolic comordities and increased suicide rate, struggle to maintain employment or live independently and are often unable to maintain meaningful interpersonal relationships.

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

Worldwide sales of antipsychotic drugs exceeded $14 billion in 2022 and are expected to exceed $26 billion annually by 2030, despite a highly generic market. Several branded market leading antipsychotic medicines have each achieved worldwide annual sales in excess of $5 billion. Despite the large number of antipsychotic drugs developed over the last 25 years, current medicines have undergone only modest innovation relative to first generation drugs developed in the 1950s.

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

Current antipsychotic treatments work primarily by inhibiting D2 dopamine receptors and are often used by physicians to address a wide range of disorders in addition to schizophrenia, including bipolar disorder and psychotic depression, as well as psychosis and agitation in elderly patients with dementia. These treatments are approved for the treatment of positive symptoms of schizophrenia, such as hallucinations and delusions, but there are no approved therapies for the treatment of negative and cognitive symptoms of schizophrenia. We believe there is a substantial need for a new antipsychotic drug that is mechanistically distinct from existing antipsychotics, and does not have the side effects that are often associated with these treatments, and for a drug that can treat the negative and cognitive symptoms of the disease.

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

Our Completed Phase 3 EMERGENT-3 Clinical Trial for the Treatment of Acute Psychosis in Adults with Schizophrenia

In December 2020, we initiated EMERGENT-3, a multi-site, double-blind, five-week, inpatient Phase 3 clinical trial evaluating the efficacy, safety and tolerability of KarXT compared to placebo for the treatment of acute psychosis in adults with schizophrenia. We enrolled 252 patients in this trial and patients were randomized 1:1 to receive either KarXT or placebo. Patients were washed out of any existing antipsychotic medications before entering the five-week active treatment or placebo phase. After the wash-out period, patients began with either placebo or KarXT containing 50 mg xanomeline and 20 mg trospium (50/20 mg) BID. Patients receiving KarXT then increased their dose to 100/20 mg BID on day three and then physicians had the option to escalate to 125/30 mg BID starting on day eight if the 100/20 mg BID dose was well-tolerated. The primary endpoint in this trial was the change from baseline in PANSS total scores for KarXT versus placebo treated patients at week five. Our trial had the same fundamental design and primary and secondary endpoints as our Phase 2 EMERGENT-1 and Phase 3 EMERGENT-2 clinical trials.

In March 2023, we announced positive topline results from our Phase 3 EMERGENT-3 trial evaluating the efficacy, safety and tolerability of KarXT compared to placebo for the treatment of acute psychosis in adults with schizophrenia. KarXT met the primary endpoint, demonstrating a statistically significant and clinically meaningful 8.4-point reduction in PANSS total score compared to placebo (-20.6 KarXT vs. -12.2 placebo, p<0.0001) at Week 5 (Cohen’s d effect size of 0.60). Consistent with prior trials, KarXT demonstrated an early and sustained statistically significant reduction of symptoms from Week 2 (p<0.05) through the end of the trial as assessed by PANSS total score. KarXT also demonstrated reductions in positive and negative symptoms of schizophrenia as measured by PANSS positive, PANSS negative, and PANSS negative Marder factor subscales - secondary endpoints in the trial. KarXT demonstrated a clinically meaningful and statistically significant 3.5-point reduction in PANSS positive subscale compared to placebo at Week 5 (-7.1 KarXT vs. -3.6 placebo; p<0.0001). While not meeting the threshold for statistical significance at Week 5, KarXT did demonstrate a statistically significant reduction in PANSS negative subscale and PANSS negative Marder factor subscale compared to placebo at Week 4 (p<0.05). KarXT also demonstrated a 0.5-point reduction in CGI-S score (-1.1 KarXT vs. -0.6 placebo, p<0.0001), compared to placebo at Week 5. Additionally, a statistically significant greater proportion of patients in the KarXT arm had a ≥30% reduction in PANSS total score compared to placebo at Week 5 (p<0.01).

Effect of KarXT on PANSS Total Score (EMERGENT-3)

Effect of KarXT on PANSS-positive subscale (EMERGENT-3)

Effect of KarXT on PANSS-negative subscale (EMERGENT-3)

Effect of KarXT on PANSS-negative Marder factor subscale (EMERGENT-3)

Change from baseline in CGI-S score vs placebo at Week 5 (EMERGENT-3)

PANSS ≥30% Categorical Response by Study Week (EMERGENT-3)

KarXT was generally well tolerated, with a side effect profile substantially consistent with prior trials of KarXT. The overall discontinuation rate in the trial was 33% (37% KarXT vs. 29% placebo). The overall TEAE rates for KarXT and placebo were 70% and 50%, respectively. Discontinuation rates related to TEAEs were similar between treatment arms (6% KarXT vs. 5% placebo), consistent with the EMERGENT-1 and EMERGENT-2 trials. The only serious TEAE reported in the KarXT arm was related to gastroesophageal reflux disease (acid reflux) and deemed not to be related to study drug. There were no serious TEAEs reported in the placebo group. The most common KarXT TEAEs (≥5%) were nausea, dyspepsia, vomiting, constipation, headache, hypertension, diarrhea, and insomnia, which were all rated mild or moderate in severity. Rates of headache and insomnia in the KarXT group were similar to placebo. Consistent with prior trials, common cholinergic adverse events mostly occurred within the first two weeks of treatment and were generally transient in nature. TEAEs of hypertension (6% KarXT vs. 2% placebo) did not lead to trial discontinuation. Mean blood pressure measures were similar between the KarXT group and placebo, and no syncopal events were observed. Similar to prior trials, an increase in heart rate was associated with KarXT treatment and decreased in magnitude by the end of the trial. Measures of weight gain, somnolence, and extrapyramidal symptoms of KarXT were similar to placebo, consistent with prior trials of KarXT in schizophrenia. In the trial, 79% of patients on KarXT compared to 91% on placebo titrated to the highest dose level.

Our Additional EMERGENT Clinical Trials and NDA Status

In addition to our completed Phase 2 EMERGENT-1 and Phase 3 EMERGENT-2 and EMERGENT-3 trials, our EMERGENT program that is evaluating KarXT for the treatment of schizophrenia as a monotherapy includes the following Phase 3 trials:

•
EMERGENT-4: A 52-week outpatient, open-label extension trial evaluating the long-term safety and tolerability of KarXT in adults with schizophrenia who completed EMERGENT-2 or EMERGENT-3. Enrollment for this trial completed in the fourth quarter of 2022 and topline data is expected in the second half of 2024.
•
EMERGENT-5: A 52-week outpatient, open-label trial conducted in the United States and Puerto Rico evaluating the long-term safety and tolerability of KarXT in adults with schizophrenia who were not enrolled in EMERGENT-2 or EMERGENT-3. Enrollment for this trial completed in the second quarter of 2023 and topline data is expected in the second half of 2024.

In September 2023, we submitted our NDA for KarXT for the treatment of schizophrenia in adults to the FDA. In November 2023, we received an acceptance of our NDA by the FDA with a PDUFA action date of September 26, 2024. If approved, we are targeting a potential commercial launch of KarXT for the treatment of schizophrenia in the second half of 2024.

Our Completed Ambulatory Blood Pressure Monitoring Study

In November 2023, we announced positive topline results from our Phase 1b ambulatory blood pressure monitoring trial of KarXT in patients with schizophrenia. The ambulatory blood pressure monitoring trial was designed in line with FDA guidance (Assessment of Pressor Effects of Drugs, Guidance for Industry, February 2022) to provide an accurate assessment of the potential pressor effects of KarXT over a 24-hour period using ambulatory monitoring at baseline and at week 8 in adults with schizophrenia. A total of 133 adults (between the ages of 30-65 years) with a confirmed diagnosis of schizophrenia were enrolled in the trial. Trial participants received a flexible dose of KarXT BID for up to eight weeks.

The primary endpoint in the trial was the change from baseline at week 8 in 24-hour average ambulatory systolic blood pressure. In the trial, KarXT demonstrated a mean change from baseline to week 8 in 24-hour ambulatory systolic blood pressure of -0.59 mmHg. The upper bound of the two-sided 95% confidence interval for the mean change from baseline to week 8 was 1.60 mmHg, thus ruling out a clinically meaningful increase in blood pressure (defined per FDA guidance as ≥3 mmHg change from baseline). Daytime and nighttime systolic blood pressure measurements showed no meaningful change and were generally consistent with the 24-hour average. Additional vital sign measures collected in the trial, including 24-hour average diastolic blood pressure and heart rate, were consistent with prior trials of KarXT in schizophrenia. Further, KarXT was generally well tolerated, with a side effect profile consistent with prior trials in the EMERGENT program. Consistent with the EMERGENT program, nearly 80% of trial participants titrated to and remained at the highest dose level of KarXT, 125/30 (125mg xanomeline/30mg trospium) BID.

Our Ongoing ARISE Program for KarXT as Adjunctive Therapy in Adults with Schizophrenia

Given the unique mechanism of action of KarXT in comparison to existing standard of care therapies, we believe there is the potential for therapeutic benefit as both a monotherapy and as an adjunctive therapy for the treatment of schizophrenia. In November 2021, we initiated our Phase 3 ARISE trial to evaluate the safety and efficacy of KarXT compared to placebo as an adjunctive treatment in adults with schizophrenia who have an inadequate response to their current antipsychotic therapy. This six-week, 1:1 randomized, double-blind, placebo-controlled Phase 3 outpatient trial is designed to enroll up to 400 adults with schizophrenia who have not achieved an adequate response to their current atypical antipsychotic treatment, and is being conducted in the United States, Europe and other territories around the world. Participants in this trial will continue their currently prescribed atypical antipsychotic therapy at the same dose or regimen schedule as prior to entry in the study, and will receive a flexible dose of KarXT or placebo based on tolerability and clinical response as determined by a clinician. The primary outcome measure of the trial is change in PANSS total score of KarXT compared to placebo at week 6. Upon completion of the trial at week 6, participants have the opportunity to enroll in ARISE-2, an ongoing 52-week outpatient, open-label extension trial evaluating the long-term safety and tolerability of KarXT when dosed with atypical antipsychotic treatment. We anticipate topline data from the ARISE trial in 2025.

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

In September 2020, we presented the results of an exploratory endpoint analysis evaluating the impact of KarXT on cognition in the Phase 2 EMERGENT-1 trial at the European College of Neuropsychopharmacology Annual Meeting. The analysis demonstrated trends towards improvements in cognition for patients receiving KarXT relative to placebo, with larger benefits seen in patients with greater cognitive impairment at baseline.

EMERGENT-1 KarXT Treatment Effect on Cognitive Impairment

In May 2023, we presented the results of an exploratory endpoint analysis evaluating the impact of KarXT on cognition in the Phase 3 EMERGENT-2 and EMERGENT-3 trials at the American Society of Clinical Psychopharmacology. In a pooled analysis of both studies, patients with cognitive impairment of greater than one standard deviation below normative standards at baseline, KarXT showed a statistically significant (p<0.01) improvement in cognition from baseline with an effect size of 0.52.

EMERGENT-2/EMERGENT-3 KarXT Treatment Effect on Cognitive Impairment

KarXT for the Treatment of Psychosis in Alzheimer's Disease

Approximately 6.7 million people in the United States are living with AD. Up to 50% of AD patients exhibit psychiatric symptoms, which often leads to institutional care in a hospital or nursing home. AD is an irreversible, progressive neurodegenerative brain disorder that slowly destroys memory and cognition and, eventually, the ability to carry out even the simplest of tasks.

Based on third-party clinical trials with xanomeline and xanomeline’s mechanisms of action, we believe KarXT has therapeutic potential to treat AD. To date, the FDA has not approved any drug to treat the psychotic symptoms of AD. As symptoms progress and become more severe, physicians often resort to off-label use of antipsychotic medications to treat these patients. Current antipsychotic drugs are associated with a number of side effects, including potentially irreversible movement disorders, weight gain, metabolic dysfunction and sedation, which can be more problematic in elderly patients with AD. In addition, antipsychotic drugs all have a “boxed warning” for increased mortality in the elderly and may exacerbate the cognitive impairment associated with AD. Accordingly, there remains a large unmet medical need in psychosis and the associated behavioral symptoms of patients with AD.

Our Completed Phase 1b Healthy Elderly Volunteer Clinical Trial

Based on Eli Lilly’s Phase 2 clinical trial of xanomeline in patients with AD, and the improved tolerability profile of KarXT as compared to xanomeline, in December 2019, we initiated a Phase 1b dose-ranging clinical trial to assess the safety and tolerability of KarXT in healthy elderly volunteers. We utilized a flexible dosing protocol titrated over approximately two to three weeks in order to select the doses and titration protocol for future trials of KarXT in elderly patients with psychosis related to AD.

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

Our Ongoing ADEPT program for the Treatment of Psychosis Related to Alzheimer’s Disease

The ADEPT program, which is the clinical program evaluating KarXT as a potential treatment for psychosis related to AD, consists of the following ongoing Phase 3 trials:

•
ADEPT-1: A trial evaluating the efficacy and safety of KarXT compared to placebo in up to 400 adults with moderate to severe psychosis related to AD. This trial consists of a 12-week, single-blind treatment period, followed by a 26-week, double-blind, randomized withdrawal period in which subjects who meet the response criteria will be randomized to receive KarXT or placebo. The single-blind treatment period is designed to enroll approximately 380 adults with AD between 55 and 90 years old, with moderate to severe psychosis associated with AD as measured by the Neuropsychiatric Inventory-Clinical (NPI-C): Hallucinations and Delusions (H+D) score. The primary objective of this trial is to evaluate relapse prevention as measured by time from randomization to relapse during the 26-week, double-blind period. This trial is being conducted in the United States and Europe. Enrollment for this trial began in the third quarter of 2022 and topline data is anticipated in 2026.
•
ADEPT-2: A 14-week, flexible-dose, double-blind, placebo-controlled trial evaluating the efficacy and safety of KarXT versus placebo designed to enroll up to 400 adults with AD, between 55 and 90 years old, with moderate to severe psychosis associated with AD as measured by the Neuropsychiatric Inventory-Clinical (NPI-C): Hallucinations and Delusions (H+D) score. This trial is being conducted in the United States, Europe and other territories, including in China with our partner Zai Lab. This trial initiated in the third quarter of 2023 and topline data is anticipated in 2026.
•
ADEPT-3: A 52-week open-label extension trial evaluating the long-term safety and tolerability of KarXT in adults with psychosis related to AD who completed ADEPT-1 or ADEPT-2. Enrollment for this trial began in the third quarter of 2023.

Planned Additional Formulations of KarXT

We believe that additional formulations of KarXT have the potential to further improve the therapeutic window of KarXT and offer patient compliance advantages through decreased dosing frequency. Our ongoing research efforts include the development of advanced oral and long-acting injectable formulations. In the fourth quarter of 2023, we completed a Phase 1 MAD study of an advanced oral formulation of KarXT and plan to initiate a Phase 1 study of an advanced oral formulation of KarXT in healthy elderly volunteers in the second half of 2024. We continue to evaluate the optimal xanomeline to trospium dose ratios, as well as dosing regimens, for advanced oral formulations.

Other Research and Development Programs

In January 2023, we entered into an exclusive global license agreement for Goldfinch Bio, Inc.'s, or Goldfinch Bio's, investigational transient receptor potential canonical 4 and 5 (TRPC4/5) channel candidates, including the lead clinical-stage TRPC4/5 candidate, KAR-2618, after confirming select properties of KAR-2618 under a material transfer agreement. KAR-2618 has been dosed in over 100 humans across Goldfinch Bio’s clinical trials. We intend to evaluate KAR-2618 for the treatment of major depressive disorder, and plan to initiate a Phase 1b clinical trial in 2024.

We also continue to build our early stage pipeline. We currently have a novel series of compounds focused on muscarinic receptor targets. In particular, we have synthesized lead compounds for further development as potential therapeutic agents in several CNS disorders, including schizophrenia and psychosis in AD. We have completed in vitro screening for several compounds and advanced these lead compounds for further preclinical development. In vivo evaluation of these compounds in rodents is ongoing for these indications, and IND-enabling studies are being conducted on certain advanced compounds. We believe we can optimize these compounds and advance their development through preclinical studies and into clinical development, given our expertise in this space.

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

We use CMOs who act in accordance with the FDA’s good laboratory practices, or GLP, and current good manufacturing practices, or cGMP, for the manufacture of drug substance and product. Currently, we contract with Neuland Laboratories Limited and Esteve Quimica, S.A., for the manufacture of xanomeline and source trospium from Procos, S.p.A. and Midas Pharmaceuticals, Inc. Our drug product is manufactured by Catalent Pharma Solutions, LLC. We expect to rely on third parties for our manufacturing processes and the production of all clinical and commercial supply of drug substance and drug product. We use additional contract manufacturers to fill, label, package, store and distribute investigational drug products, as well as for commercial supply of KarXT, if approved.

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

Psychosis in Patients with Schizophrenia

The current standards of care for the psychotic symptoms of patients with schizophrenia are antipsychotic treatments that work primarily by inhibiting D2 dopamine and 5HT2-A serotonin receptors as their primary mechanism of action. These drugs include: Abilify and Abilify Maintena, marketed by Otsuka Holdings, Rexulti marketed by Lundbeck, Risperdal Consta, Invega, Invega Trinza, Invega Sustenna and Invega Hayfera marketed by Johnson & Johnson, Zyprexa, marketed by Eli Lilly, Vraylar, marketed by Abbvie, Clozaril, marketed by HLS Therapeutics, Latuda, marketed by Sumitomo Pharma, Caplyta, marketed by Intra-Cellular Therapies, Lybalvi, marketed by Alkermes, Perseris, marketed by Indivior, Igalmi, marketed by Bioxcel Therapetics, Rykindo, marketed by Luye Pharma, and Uzedy, marketed by Teva Pharmaceuticals. Many of these drugs are prescribed for a variety of neuropsychiatric conditions, including bipolar disorder, depression, autism spectrum disorder and Tourette syndrome. Additionally, we are aware of several product candidates in clinical development that are intended to provide an antipsychotic benefit, including product candidates being developed by Acadia Pharmaceuticals, or Acadia, Sumitomo Pharma, Roche, Neurocrine Biosciences, SyneuRx, Newron Pharmaceuticals, MapLight Therapeutics, Reviva Pharmaceuticals, Boehringer Ingelheim, Anavax Life Sciences, Intra-Cellular Therapies, Otsuka Holdings, Alkermes, SK Life Sciences, Teva Pharmaceuticals, Atai Life Sciences, Lyndra Therapeutics and Cerevel Therapeutics.

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

Psychosis in Patients with Alzheimer’s Disease

There are currently no approved treatments for psychosis related to AD. Patients with AD are commonly treated with antipsychotic medications that are indicated and approved for schizophrenia. In 2020, Acadia submitted an sNDA application for marketing authorization of its drug (currently approved for a different indication) for the treatment of hallucinations and delusions associated with dementia related psychosis, of which psychosis related to AD is the most prevalent subtype, and the FDA issued a complete response letter in April 2021. Acadia resubmitted this sNDA in the first quarter of 2022 and received another complete response letter in August 2022. In January 2023, Otsuka Holdings and Lundbeck announced that the FDA accepted the submitted sNDA application of brexpiprazole (Rexulti) for the treatment of agitation in patients with Alzheimer's dementia, and in May 2023, the FDA approved the sNDA application.

Additionally, we are aware of several product candidates in clinical development that are intended to provide an antipsychotic benefit to patients with AD-related psychosis, including product candidates being developed by Sumitomo Pharma, BioXcel Therapeutics, Intra-Cellular Therapies, Otsuka Holdings and Lundbeck, Acadia, Axsome Therapeutics, Janssen Pharmaceuticals, Suven Life Sciences, Merck, Cerevel Therapeutics, Maplight Therapeutics and Neumora Therapeutics. Available treatments for AD patients are only indicated for enhancing cognition in AD patients, and include acetylcholinesterase inhibitors such as donepezil, galantamine, rivastigmine and memantine. These medications are available generically although specific dosage forms and combinations are proprietary and marketed by large pharmaceutical companies, such as Allergan, Janssen Pharmaceuticals, Novartis and Pfizer.

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

Product Candidates

KarXT

We exclusively license KarXT from PureTech Health LLC, or PureTech Health, a patent family that, as of February 15, 2024, comprises two issued U.S. patents with claims directed to an oral medicament comprising certain doses of xanomeline and/or the salt thereof and certain doses of trospium chloride, three issued U.S. patents with claims directed to methods for treating CNS disorders using an oral medicament comprising certain doses of xanomeline and/or salts thereof and certain doses of trospium chloride, issued patents in Canada, Europe, Japan and Hong Kong, and a total of five patent applications pending, one in each of the U.S., Europe and Hong Kong, and two in Japan. The patents and the pending patent applications, if issued, are expected to expire in 2030 without taking into account any possible Patent Term Extension, or PTE, or any possible patent term adjustments.

We also own five issued U.S. patents, issued patents in Australia, Brazil, Canada, Israel, India, Japan, Korea, Mexico, and New Zealand; allowed patent applications in Japan, the Philippines, and South Africa; one pending U.S. patent application; and a total of 21 pending patent applications in Australia, Canada, Chile, China, Costa Rica, the Eurasian Patent Office, Egypt, Europe, Hong Kong, Indonesia, Israel, Japan, the Philippines, Saudi Arabia, Singapore, Thailand, Ukraine, and Vietnam with claims directed towards the KarXT drug product, including claims to an oral pharmaceutical composition comprising a plurality of xanomeline beads having a core comprising xanomeline or a salt thereof, and a plurality of trospium beads having a core comprising a salt of trospium, and related methods of treatment using the KarXT drug product. The patents and the pending patent applications, if issued, are expected to expire in 2039 without taking into account any possible PTE or any possible patent term adjustments.

We also own one pending U.S. non-provisional patent application and a total of five pending patent applications, one in each of Canada, China, Europe, Japan, and Hong Kong, with claims directed to the use of KarXT for treating schizophrenia or a disease related to schizophrenia in a patient in need thereof. The patent applications, if issued, are expected to expire in 2040 without taking into account any possible PTE or any possible patent term adjustments.

We also own ten pending applications, one in each of the United States, Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, Japan, and Taiwan, with claims directed towards treating a disorder ameliorated by activating muscarinic receptors in an elderly patient in need thereof using xanomeline and/or a salt thereof and a salt of trospium. The pending patent applications, if issued, are expected to expire in 2042 without taking into account any possible PTE or any possible patent term adjustments.

We also own one pending U.S. patent application, one European application, and one Hong Kong application with claims directed towards treating CNS disorders with xanomeline and/or a salt thereof and an antipsychotic. The pending patent applications, if issued, are expected to expire in 2042 without taking into account any possible PTE or any possible patent term adjustments.

We also own one pending PCT application with claims directed towards treating CNS disorders with xanomeline and/or a salt thereof and a second therapeutic agent. The pending patent applications, if issued, are expected to expire in 2043 without taking into account any possible PTE or any possible patent term adjustments.

We also own one issued U.S. patent, one pending U.S. patent application, one pending U.S. provisional application, and a total of six pending applications in Australia, Canada, China, Europe, Japan, and New Zealand with claims directed to compounds targeting muscarinic receptors and methods of treatment using such compounds. The pending patent applications, if issued, are expected to expire in 2040 without taking into account any possible PTE or any possible patent term adjustments. Our U.S. and foreign patent applications also disclose combinations of muscarinic activators to treat CNS disorders.

KAR-2618

With respect to KAR-2618, we exclusively license from GFB (ABC), LLC, or GFB, assignee of the assignment estate of Goldfinch Bio, six patent families that are collectively directed to the compound KAR-2618, along with formulations, biomarker technology, combination therapy, and methods of use. Our first exclusively licensed patent family from GFB is directed to a genus of TRPC4/5 compounds and methods of use and, as of February 15, 2024, contains one pending U.S. patent application along with patent applications pending in Europe, Hong Kong, Australia, and Canada. Any U.S. or foreign patents that issue based on the pending patent applications, if granted and if all appropriate maintenance fees are paid, are expected to expire in year 2038, without taking into account any patent term adjustment, PTE, or supplementary protection certificate, or SPC.

Our second exclusively licensed patent family from GFB describes KAR-2618 and methods of use and, as of February 15, 2024, contains nine issued patents, including two in the United States, one pending U.S. patent application, allowed applications in Europe and Taiwan, and patent applications pending in Japan, Australia, Canada, China, and over 20 additional foreign countries. These U.S. patents, and any U.S. or foreign patents that issue based on the pending patent applications, if granted and if all appropriate maintenance fees are paid, are expected to expire in year 2039, without taking into account any patent term adjustment, PTE, or SPC.

Our third patent family exclusively licensed from GFB is directed to polymorphic forms of KAR-2618 and methods of use and, as of February 15, 2024, contains one pending U.S. patent application and patent applications pending in Europe, Japan, Australia, Canada, China, and two additional foreign countries. Any U.S. or foreign patents that issue based on the pending patent applications, if granted and if all appropriate maintenance fees are paid, are expected to expire in year 2040, without taking into account any patent term adjustment, PTE, or SPC.

Our fourth patent family exclusively licensed from GFB is directed to formulations containing KAR-2618 and methods of use thereof and, as of February 15, 2024, contains one pending U.S. patent application and patent applications pending in Europe, Japan, Australia, Canada, China, and over five additional foreign countries. Any U.S. or foreign patents that issue based on the pending patent applications, if granted and if all appropriate maintenance fees are paid, are expected to expire in year 2040, without taking into account any patent term adjustment, PTE, or SPC.

Our fifth patent family exclusively licensed from GFB is directed to combination therapy using KAR-2618 and, as of February 15, 2024, contains one pending U.S. patent application and patent applications pending in Europe, Japan, Australia, Canada, China, and over five additional foreign countries. Any U.S. or foreign patents that issue based on the pending patent applications, if granted and if all appropriate maintenance fees are paid, are expected to expire in year 2040, without taking into account any patent term adjustment, PTE, or SPC.

We also exclusively licensed from GFB a patent family directed to biomarker technology and certain methods of use, which, as of February 15, 2024, contains one pending U.S. patent application and patent applications pending in Europe, Japan, Australia, Canada, and over 15 additional foreign countries. Any U.S. or foreign patents that issue based on the pending patent applications, if granted and if all appropriate maintenance fees are paid, are expected to expire in year 2040, without taking into account any patent term adjustment, PTE, or SPC.

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

We paid Eli Lilly an upfront payment of $100,000 and have agreed to make milestone payments to Eli Lilly of up to an aggregate of $16 million upon the achievement of specified regulatory milestones and up to an aggregate of $54 million in commercial milestones. As of December 31, 2023, no regulatory or commercial milestones have been reached and, accordingly, no milestone payments have been made.

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

In connection with the PureTech License Agreement, we have agreed to make milestone payments to PureTech Health of up to an aggregate of $10 million upon the achievement of specified development and regulatory milestones, of which we paid PureTech Health a milestone payment of $2 million in 2020. As of December 31, 2023, no other milestone payments have been made under the PureTech License Agreement.

In addition, we are obligated to pay PureTech Health low single-digit royalties on the worldwide net sales of any commercialized product covered by the licenses granted under the PureTech License Agreement. In the event that we sublicense any of the patent rights granted under the PureTech License Agreement, we will be obligated to pay PureTech Health royalties within the range of 15% to 25% on any income we receive from the sublicensee, excluding royalties. We paid less than $0.1 million in sublicense income associated with the Zai License Agreement to PureTech Health in 2021. As of December 31, 2023, no other royalty payments have been made under the PureTech License Agreement.

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

Under the terms of the Zai License Agreement, we received a $35 million upfront payment and are eligible to receive total development and regulatory milestone payments of up to an additional $80 million. As of December 31, 2023, we have received $10 million of the potential $80 million in development and regulatory milestone payments under the Zai License Agreement. We are also eligible to receive total sales milestone payments up to $72 million and low double-digit to high-teens tiered royalties based on annual net sales of KarXT in the Licensed Territory, subject to reduction under specified circumstances. Zai will fund substantially all development, regulatory, and commercialization activities in the Licensed Territory.

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

Under the terms of the GFB Agreement, we paid to GFB a $15 million upfront payment, and agreed to pay a total of up to $520 million for each GFB Compound upon the achievement of certain development, regulatory and commercial milestones with respect to such GFB Compound, of which $110 million, $150 million, and $260 million are related to development, regulatory, and commercial sales milestones, respectively. As of December 31, 2023, no development, regulatory or commercial milestones have been reached and, accordingly, no milestone payments have been made.

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
•
satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with cGMP requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;
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

Pediatric exclusivity is another type of regulatory market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing regulatory exclusivity periods for all formulations, dosage forms, and indications of the active moiety and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection and patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study, provided that at the time pediatric exclusivity is granted there is not less than nine months of term remaining.

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

Generally, the ANDA or 505(b)(2) NDA cannot be approved until all listed patents have expired, except where the ANDA or 505(b)(2) NDA applicant challenges a listed patent through the last type of certification, also known as a paragraph IV certification. If the applicant does not challenge the listed patents or indicates that it is not seeking approval of a patented method of use, the ANDA or 505(b)(2) NDA application will not be approved until all of the listed patents claiming the referenced product have expired. If the ANDA or 505(b)(2) NDA applicant has provided a paragraph IV certification the applicant must send notice of the paragraph IV certification to the NDA and patent holders once the application has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the paragraph IV certification. If the paragraph IV certification is challenged by an NDA holder or the patent owner(s) asserts a patent challenge to the paragraph IV certification within 45 days of its receipt, the FDA may not approve that application until the earlier of 30 months from the receipt of the notice of the paragraph IV certification, the expiration of the patent, when the infringement case concerning each such patent was favorably decided in the applicant’s favor or settled, or such shorter or longer period as may be ordered by a court. This prohibition is generally referred to as the 30-month stay. In instances where an ANDA or 505(b)(2) NDA applicant files a paragraph IV certification, the NDA holder or patent owner(s) regularly take action to trigger the 30-month stay, recognizing that the related patent litigation may take many months or years to resolve. Thus, approval of an ANDA or 505(b)(2) NDA could be delayed for a significant period of time depending on the patent certification the applicant makes and the reference drug sponsor’s decision to initiate patent litigation. If the drug has NCE exclusivity and the ANDA is submitted four years after approval, the 30-month stay is extended so that it expires seven and a half years after approval of the innovator drug, unless the patent expires or there is a decision in the infringement case that is favorable to the ANDA applicant before then.

Patent Term Restoration and Extension

A patent claiming a new drug product may be eligible for a limited patent term extension under the Hatch-Waxman Amendments, which permits a patent term restoration of up to five years for patent term lost during product development and the FDA regulatory review. The restoration period granted is typically one-half the time between the effective date of an IND and the submission date of an NDA, plus the time between the submission date of an NDA and the ultimate approval date, provided the sponsor acted with diligence. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date. Only one patent applicable to an approved drug product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent in question and within 60 days of drug approval. A patent that covers multiple drugs for which approval is sought can only be extended in connection with one of the approvals. The U.S. Patent and Trademark Office reviews and approves the application for any patent term extension or restoration in consultation with the FDA.

Review and Approval of Medicinal Products in the European Union

In order to market any product outside of the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of products. Whether or not it obtains FDA approval for a product, an applicant will need to obtain the necessary approvals by the comparable foreign regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. Specifically, the process governing approval of medicinal products in the European Union generally follows the same lines as in the United States. It entails satisfactory completion of preclinical studies and adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each proposed indication. It also requires the submission to the relevant competent authorities of a Marketing Authorisation Application, or MAA, and granting of a marketing authorization by these authorities before the product can be marketed and sold in the European Union.

Clinical Trial Approval

In April 2014, the European Union adopted the Clinical Trials Regulation, (EU) No 536/2014 (Clinical Trials Regulation), which replaced the Clinical Trials Directive 2001/20/EC on January 31, 2022. The Clinical Trials Regulation is directly applicable in all the EU Member States, meaning national implementing legislation in each EU Member State is not required. The transitory provisions of the Clinical Trials Regulation provide that, by January 31, 2025, all ongoing clinical trials must have transitioned to the Clinical Trials Regulation.

The Clinical Trials Regulation aims to simplify and streamline the approval of clinical trials in the European Union. The main characteristics of the regulation include: a streamlined application procedure via a single entry point through the Clinical Trials Information System, or CTIS; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts (Part I contains scientific and medicinal product documentation and Part II contains the national and patient-level documentation). Part I is assessed by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned) of a draft report prepared by a Reference Member State. Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU Member State. However, overall related timelines will be defined by the Clinical Trials Regulation.

The United Kingdom has implemented Clinical Trials Directive 2001/20/EC into national law through the Medicines for Human Use (Clinical Trials) Regulations 2004. On March 21, 2023, the Medicines and Healthcare products Regulatory Agency, or MHRA, the UK medicines regulator, published legislative proposals designed to improve and strengthen the UK clinical trials legislation. The MHRA is now working to prepare and publish the legislation.

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

The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid for all EU Member States, and in the additional Member States of the European Economic Area (Iceland, Liechtenstein and Norway), or the EEA. Pursuant to Regulation (EC) No 726/2004, the centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy medicinal products (gene-therapy, somatic cell-therapy or tissue-engineered medicines), and products with a new active substance indicated for the treatment of certain diseases, including products for the treatment of HIV, AIDS, cancer, diabetes, neurodegenerative diseases, auto-immune and other immune dysfunctions and viral diseases. For products with a new active substance indicated for the treatment of other diseases and products that constitute a significant therapeutic, scientific or technical innovation and whose authorization would be in the interest of public health at EU level, the centralized procedure is optional.

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

Under the above described procedures, before granting the marketing authorizations, the EMA or the competent authorities of the EU Member States make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety, and efficacy.

Now that the United Kingdom has left the European Union, Great Britain is no longer covered by centralized marketing authorizations (under the Northern Ireland Protocol, centralized EU authorizations currently continue to be recognized in Northern Ireland). On January 1, 2024, a new international recognition framework was put in place by the MHRA, under which the MHRA may have regard to decisions on the approval of marketing authorizations made by the EMA and certain other regulators. The MHRA also has the power to have regard to marketing authorizations approved in EU Member States through the decentralized or mutual recognition procedures a view to more quickly granting a marketing authorization in the United Kingdom or Great Britain.

Data and Market Exclusivity in the European Union

In the European Union, innovative medicinal products approved on the basis of a complete and independent data package qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity pursuant to Directive 2001/83/EC. Regulation (EC) No 726/2004 repeats this entitlement for medicinal products authorized in accordance with the centralized authorization procedure. Data exclusivity prevents applicants for authorization of generics of these innovative products from referencing the innovator’s pre-clinical and clinical trial data contained in the dossier of the reference product when applying for a generic marketing authorization in the European Union, during a period of eight years from the date on which the reference product was first authorized in the European Union. During an additional two-year period of market exclusivity, a generic marketing authorization application can be submitted and authorized, and the innovator’s data may be referenced, but no generic medicinal product can be placed on the EU market until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. There is no guarantee that a product will be considered by the EMA to be an innovative medicinal product, and products may not qualify for data exclusivity. Even if a product is considered to be an innovative medicinal product so that the innovator gains the prescribed period of data exclusivity, another company nevertheless could also market another version of the product if such company obtained a marketing authorization based on an MAA with a complete and independent data package of pharmaceutical tests, preclinical tests and clinical trials.

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

•
The manufacturing of authorized medicinal products, for which a separate manufacturer’s license is mandatory, must also be conducted in strict compliance with the applicable EU laws, regulations and guidance, including Directive 2001/83/EC, Directive (EU) 2017/1572, Regulation (EC) No 726/2004 and the European Commission Guidelines for Good Manufacturing Practice. These requirements include compliance with EU GMP standards when manufacturing medicinal products and active pharmaceutical ingredients, including the manufacture of active pharmaceutical ingredients outside of the European Union with the intention to import the active pharmaceutical ingredients into the European Union.
•
The marketing and promotion of authorized drugs, including industry-sponsored continuing medical education and advertising directed toward the prescribers of drugs and/or the general public, are strictly regulated in the European Union. Direct-to-consumer advertising of prescription medicines is prohibited across the European Union.

The aforementioned European Union rules are generally applicable in the EEA.

Reform of the Regulatory Framework in the European Union

The European Commission introduced legislative proposals in April 2023 that, if implemented, will replace the current regulatory framework in the European Union for all medicines. The European Commission has provided the legislative proposals to the European Parliament and the European Council for their review and approval. In October 2023, the European Parliament published draft reports proposing amendments to the legislative proposals, which will be debated by the European Parliament. If the European Commission’s legislative proposals are approved (with or without amendment), they will be adopted into European Union law.

European General Data Protection Regulation

We are subject to additional privacy restrictions for personal data we collect in connection with clinical trials in the European Union and the United Kingdom, in addition to certain other jurisdictions outside the United States. The collection and use of personal data, including health information, in the European Union and the United Kingdom is governed by the provisions of the General Data Protection Regulation, or the GDPR, as well as national data protection laws. The GDPR imposes a broad range of strict requirements on companies subject to the GDPR, including requirements relating to having legal bases for processing personal data, such as personal data of individuals participating in clinical trials as subjects or as part of the team at clinical sites, and transferring such information outside the EEA, including to the United States (see below), providing details to those individuals regarding the processing of their personal data, implementing safeguards to keep personal data secure, having data processing agreements with third parties who process personal data, responding to individuals’ requests to exercise their rights in respect of their personal data, obtaining consent of the individuals to whom the personal data relates, reporting security and privacy breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers, appointing data protection representatives when companies operate outside of the European Union or the United Kingdom, conducting data protection impact assessments, and record-keeping. The GDPR allows for penalties to which we could be subject in the event of any non-compliance, including fines of up to €20,000,000 or 4% of total annual global revenue, whichever is greater. The GDPR imposes additional responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. This may be onerous and adversely affect our business, financial condition, results of operations and prospects.

As noted above, the GDPR imposes strict rules on the transfer of personal data out of the European Union and the United Kingdom to the United States and other third countries where the protection of personal data of individuals is not as stringent as under the GDPR. In the context of clinical trials, we currently rely on patient informed consent as the legal basis for such transfers, Standard Contractual Clauses issued and pre-approved by the European Commission that are executed with the parties that we exchange personal data with, as well as compliance with the EU-US Data Privacy Framework program administered by the International Trade Administration within the U.S. Department of Commerce. This program is considered by the EU and UK authorities as an adequate method to ensure the safe transfer of personal data outside of the European Union as of July 2023.

Brexit and the Regulatory Framework in the United Kingdom

The United Kingdom formally left the European Union on January 31, 2020, and the European Union and the United Kingdom have concluded a trade and cooperation agreement, or the TCA, which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not foresee wholesale mutual recognition of UK and EU pharmaceutical regulations. At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework continues to apply in Northern Ireland). The regulatory regime in Great Britain therefore aligns in many ways with current EU regulations, however it is possible that these regimes will diverge significantly in the future now that Great Britain’s regulatory system is independent from the European Union and the TCA does not provide for mutual recognition of UK and EU pharmaceutical legislation. However, notwithstanding that there is no wholesale recognition of EU pharmaceutical legislation under the TCA, under a new international recognition procedure which was put in place by the MHRA on January 1, 2024, the MHRA may take into account decisions on the approval of a marketing authorization from the EMA (and certain other regulators) when considering an application for a Great Britain marketing authorization.

On February 27, 2023, the UK government and the European Commission announced a political agreement in principle to replace the Northern Ireland Protocol with a new set of arrangements, known as the “Windsor Framework”. This new framework fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the United Kingdom. In particular, the MHRA will be responsible for approving all medicinal products destined for the UK market (i.e., Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. A single UK-wide marketing authorization will be granted by the MHRA for all medicinal products to be sold in the United Kingdom, enabling products to be sold in a single pack and under a single authorization throughout the United Kingdom. The Windsor Framework was approved by the EU-UK Joint Committee on March 24, 2023, so the UK government and the EU will enact legislative measures to bring it into law. On June 9, 2023, the MHRA announced that the medicines aspects of the Windsor Framework will apply from January 1, 2025.

Healthcare and Privacy Laws and Regulation

Healthcare providers and third-party payors play a primary role in the recommendation and prescription of drug products that are granted regulatory approval. Arrangements with providers, consultants, third-party payors and customers are subject to broadly applicable fraud and abuse, anti-kickback, false claims laws, reporting of payments to physicians and teaching hospitals and patient privacy laws and regulations and other healthcare laws and regulations that may constrain our business and/or financial arrangements. Restrictions under applicable federal and state healthcare and privacy laws and regulations, include the following:

•
Anti-Kickback Statute—The federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, paying, receiving or providing remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation or arranging of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand, and prescribers, purchasers and formulary managers, among others, on the other. A person or entity can be found guilty of violating the federal Anti-Kickback Statute without actual knowledge of the statute or specific intent to violate it. In addition, the government may assert that a claim, including items or services resulting from a violation of the federal Anti-Kickback Statute, constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act or federal civil money penalties statute. On January 19, 2021, the Office of Inspector General, or OIG, added safe harbor protections under the Anti-Kickback Statute for certain coordinated care and value-based arrangements among clinicians, providers, and others;
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
•
Transparency Requirements—The federal Physician Payments Sunshine Act, created under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, and its implementing regulations, require manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, to report annually to the U.S. Department of Health and Human Services, or HHS, under the Open Payments Program, information related to payments or other transfers of value made to physicians, certain other healthcare professionals, and teaching hospitals, as well as ownership and investment interests held by physicians, certain other licensed healthcare professional and their immediate family members;
•
Price Reporting Laws—Federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs;
•
Federal Consumer Protection and Unfair Competition Laws—Federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
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

•
California Privacy Rights Act (CPRA) and Similar Consumer Privacy Laws Across the United States—The CPRA established a privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the California Consumer Privacy Act (CCPA) and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. While clinical trial data and information governed by HIPAA are exempt from the CPRA, other personal information may be applicable. In addition to the CPRA, new privacy and data security laws in several states and proposed laws in more than half of the states in the United States and in the U.S. Congress reflect a trend toward more stringent privacy legislation in the United States. So far, although these laws have included exceptions similar to the CPRA for clinical trial data and information governed by HIPAA, these exceptions only apply to protected health information, and therefore we must comply with these laws for the processing of other types of personal information. The effects of these laws are potentially significant and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation; and
•
Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring manufacturers to report information related to payments to physicians and other healthcare providers, marketing expenditures, and drug pricing information. Certain state and local laws require the registration of pharmaceutical sales representatives. State and foreign laws, including for example GDPR, also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

There have been a number of federal and state proposals in recent years regarding the pricing of pharmaceutical products, limiting coverage and the amount of reimbursement for drugs and other medical products, government control and other changes to the healthcare system in the United States. For example, in 2010, the United States Congress enacted the Affordable Care Act, or the ACA, which, among other things, includes contains to the coverage and payment for products under government health care programs. The ACA includes provisions of importance to our potential product candidates, including among other things, that:

•
created an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic products, apportioned among these entities according to their market share in certain government healthcare programs;
•
expanded eligibility criteria for Medicaid programs, thereby potentially increasing a manufacturer’s Medicaid rebate liability;
•
expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs and revising the definition of “average manufacturer price,” or AMP, for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices;
•
expanded the types of entities eligible for the 340B drug discount program;
•
established the Medicare Part D coverage gap discount program by requiring manufacturers to provide a 70% point-of-sale-discount off the negotiated price of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D; and
•
created a Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

In addition, other legislative and regulatory changes have been proposed and adopted in the United States since the ACA was enacted:

•
On August 2, 2011, the U.S. Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2031.
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
•
On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers will be further reduced starting in 2025 absent further legislation.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. At a federal level, President Biden has issued multiple executive orders that have sought to reduce prescription drug costs. In February 2023, HHS also issued a proposal in response to an October 2022 executive order from President Biden that includes a proposed prescription drug pricing model that will test whether targeted Medicare payment adjustments will sufficiently incentivize manufacturers to complete confirmatory trials for drugs approved through FDA’s accelerated approval pathway.

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

In August 2022, the IRA was signed into law. The IRA includes several provisions that will impact our business to varying degrees, including provisions that create a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, impose new manufacturer financial liability on all drugs in Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The effect of IRA on our business and the healthcare industry in general is not yet known.

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

Legal Proceedings

On February 13, 2024, a complaint was filed by Karuna stockholders in the United States District Court for the District of Delaware seeking to enjoin the proposed Merger with Bristol Myers Squibb. The complaint is captioned Jenkins v. Karuna Therapeutics, Inc., et al.(No. 24-cv-00197) and names as defendants the Company and the members of our board of directors. The complaint asserts claims under the federal securities laws and alleges that the February 5, 2024 Definitive Proxy Statement was materially incomplete and misleading. The complaint seeks, among other relief, injunctive relief to prevent consummation of the transactions contemplated by the Merger Agreement until the alleged disclosure violations are cured, potential recissory damages in the event the proposed Merger is consummated, as well as attorneys’ fees and costs. The defendants believe that these claims are without merit, and intend to defend vigorously against such claims.

We are otherwise not currently subject to any material legal proceedings.

Facilities

Our headquarters are located at 99 High Street, Floor 26, Boston, Massachusetts, where we occupied approximately 25,443 square feet of leased office space as of December 31, 2023. This lease expires in December 2025.

In April 2023, we entered into an agreement to lease approximately 50,890 square feet of additional office space located at 99 High Street, Floors 20 and 21, Boston, Massachusetts. We took possession of the premises in June 2023. The initial term of the lease is ten years from the date alterations are substantially complete, estimated to occur no later than April 2024, with the option to renew for an additional five-year term. In May 2023, we also entered into an agreement to lease an additional 24,353 square feet of office space located at 99 High Street, Floor 7, Boston, Massachusetts, which was then amended at the end of the original lease term. The amended lease term is set to expire in December 2024.

Additionally, we maintain offices located at 11711 N. Meridian Street, Suite 430, Carmel, Indiana, consisting of 5,050 square feet of leased office space. This lease expires in August 2024.

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

As of February 15, 2024, we had 339 full-time employees, including a total of 108 employees with M.D. and/or Ph.D. degrees. Of our workforce, 223 employees are directly engaged in research and development with the rest providing administrative, business and operations support. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider the relationship with our employees to be good.

Diversity, Equity and Inclusion

We are committed to cultivating and preserving a culture of diversity, equity and inclusion, and aim to foster an inclusive environment through respect, collaboration, and open communication. We embrace and encourage the differences among our employees that make them unique, and believe that these differences, as well as corresponding diversity of opinions and thought, contribute to our success as a company. Our efforts are driven by an employee-led diversity, equity and inclusion committee with support and guidance from the executive team. As we grow and mature, we will continue to implement initiatives to foster the diversity and inclusiveness of our workforce, and to ensure that employees of all backgrounds can thrive at Karuna.

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

Growth and Wellness

We are committed to the professional development of our employees, who can take advantage of various learning opportunities and training programs. As part of our development program, we provide our employees with reimbursement for certain external training programs that are related to their current work or career development. In addition, in furtherance of our mission and to support our employees’ mental health, we offer employees online resources to assist with professional and financial coaching, wellness courses, and therapy services. Employee-led committees focused on learning and development as well as recognition and wellness play a critical role in improving our offerings in these areas.

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

Risks Related to the Pending Transaction With Bristol Myers Squibb

We may not complete the pending transaction with Bristol Myers Squibb within the time frame we anticipate or at all, which could have an adverse effect on our business, financial results, operations and/or the market price of our common stock.

On December 22, 2023, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Bristol-Myers Squibb Company, or Bristol Myers Squibb, and Miramar Merger Sub Inc., a wholly owned subsidiary of Bristol Myers Squibb, or Merger Sub, pursuant to which, on the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation in such merger, or the Merger, as a wholly owned subsidiary of Bristol Myers Squibb.

Consummation of the Merger is subject to certain customary conditions, including (i) the approval of the Merger by the holders of a majority of the outstanding shares of our common stock, (ii) the absence of any law prohibiting or order preventing the consummation of the Merger, (iii) the receipt of certain regulatory approvals, to the extent required, including the expiration or early termination of the applicable waiting period (or any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and (iv) compliance in all material respects on the part of each of the Company, Bristol Myers Squibb and Merger Sub with such party’s covenants under the Merger Agreement. The obligation of each party to consummate the Merger is also conditioned upon the other party’s representations and warranties being true and correct (subject to certain materiality exceptions), and upon no “Material Adverse Effect” (as defined in the Merger Agreement) having occurred with respect to the Company since the signing of the Merger Agreement. In addition, we and Bristol Myers Squibb have certain customary termination rights pursuant to the Merger Agreement, including our right to terminate the Merger Agreement to accept a “Superior Proposal” (as defined in the Merger Agreement) subject to compliance with certain procedures specified in the Merger Agreement. As a result, we cannot assure you that all of the various closing conditions will be satisfied and that the Merger with Bristol Myers Squibb will be completed, or that, if completed, it will be exactly on the terms set forth in the Merger Agreement or within the expected time frame.

If the Merger is not completed within the expected time frame or at all, we may be subject to a number of material risks. The price of our common stock may decline to the extent that current market prices of our common stock reflect a market assumption that the Merger will be completed. We could also be required to pay Bristol Myers Squibb a termination fee of $490 million if the Merger Agreement is terminated under specific circumstances set forth in the Merger Agreement. The failure to complete the Merger also may result in negative publicity, a decline in investor confidence, stockholder litigation being brought against us, adverse impacts to our relationships with our existing and prospective employees, collaborators, customers, regulators, suppliers and other business partners, us being unable to recruit prospective employees or to retain and motivate existing employees, and adverse financial impacts due to costs incurred in connection with the Merger. We may also be required to devote significant time and resources to litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement.

The pendency of the Merger with Bristol Myers Squibb could adversely affect our business, financial results, operations and/or the market price of our common stock.

Our efforts to complete the Merger could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our results of operation and our business. Uncertainty as to whether the Merger will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the Merger is pending because employees may experience uncertainty about their roles following consummation of the Merger. Our management’s and certain of our employees’ attention is being directed toward the completion of the Merger and thus is being diverted to some extent from our day-to-day operations.

Uncertainty as to our future could adversely affect our business and our relationship with collaborators, customers, regulators, suppliers and other business partners. For example, collaborators, suppliers, and other counterparties may defer decisions concerning working with us, or seek to change existing business relationships with us. Changes to or termination of existing business relationships could adversely affect our results of operations and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the Merger could be exacerbated by any delays in completion of the Merger or termination of the Merger Agreement.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities, generally requiring us to conduct our business in the ordinary and usual course consistent in all material respects with past practice, and subjecting us to a variety of specified restrictions absent Bristol Myers Squibb’s prior consent. These limitations include, among other things, restrictions on our ability to acquire other businesses and assets, dispose of our assets, make investments, enter into certain contracts, repurchase or issue securities, pay dividends, make capital expenditures, take certain actions relating to intellectual property, amend our organizational documents, and incur indebtedness. Furthermore, we are limited in our ability to solicit other acquisition proposals during the pendency of the Merger. These restrictions could prevent us from pursuing strategic business opportunities, taking actions with respect to our business that we may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments, and may, as a result, materially and adversely affect our business, results of operations and financial condition, which in turn could materially and adversely affect the price of our common stock.

In certain instances, the Merger Agreement requires us to pay a termination fee to Bristol Myers Squibb, which could require us to use available cash that would have otherwise been available for general corporate purposes.

Under the terms of the Merger Agreement, we may be required to pay Bristol Myers Squibb a termination fee of $490 million if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement, including, but not limited to, a termination of the Merger Agreement by Bristol Myers Squibb in response to a “Change of Recommendation” (as defined in the Merger Agreement) of our Board of Directors or a termination of the Merger Agreement by us to accept a “Superior Proposal” (as defined in the Merger Agreement). If the Merger Agreement is terminated under such circumstances, the termination fee we may be required to pay under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes and other uses. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business operations and financial condition, which in turn could materially and adversely affect the price of our common stock.

A lawsuit has been filed against us and other lawsuits may be filed against us and/or Bristol Myers Squibb challenging the transactions contemplated by the Merger Agreement. An adverse ruling in any such lawsuit may delay or prevent the Merger from being completed.

On February 13, 2024, a complaint was filed by Karuna stockholders in the United States District Court for the District of Delaware seeking to enjoin the proposed Merger with Bristol-Myers Squibb. The complaint is captioned Jenkins v. Karuna Therapeutics, Inc., et al.(No. 24-cv-00197) and names as defendants the Company and the members of our board of directors. The complaint asserts claims under the federal securities laws and alleges that the February 5, 2024 Definitive Proxy Statement was materially incomplete and misleading. The complaint seeks, among other relief, injunctive relief to prevent consummation of the transactions contemplated by the Merger Agreement until the alleged disclosure violations are cured, potential recissory damages in the event the proposed Merger is consummated, as well as attorneys’ fees and costs.

The defendants believe that these claims are without merit, and intend to defend vigorously against such claims. Additional lawsuits arising out of or relating to the Merger Agreement and/or the proposed acquisition of us by Bristol Myers Squibb may be filed in the future. There can be no assurances that we will be successful in the outcome of this or any future lawsuits challenging the Merger. One of the conditions to completion of the Merger is the absence of any applicable injunction or other order being in effect that prohibits completion of the Merger. Accordingly, if a plaintiff is successful in obtaining an injunction, then such order may prevent the Merger from being completed, or from being completed within the expected timeframe.

Lawsuits challenging the Merger could divert to some extent our management’s and certain of our employee’s attention from our day-to- day operations. We may also incur costs in connection with the defense or settlement of the existing and any future litigation, including costs associated with the indemnification of our directors and officers and settlement payments. For these and other reasons, litigation related to the Merger Agreement could materially and adversely affect our business operations and financial condition, which in turn could materially and adversely affect the price of our common stock.

We have incurred, and will continue to incur, direct and indirect costs as a result of the pending transaction with Bristol Myers Squibb.

We have incurred, and will continue to incur, significant costs and expenses, including fees for professional services and other transaction costs, in connection with the pending Merger. We must pay substantially all of these costs and expenses whether or not the Merger is completed.

There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses.

If the Merger is completed, our business and stockholders would be exposed to additional risks.

The amount of cash per share to be paid under the Merger Agreement is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or operating results or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock.

The exchange of our common stock for the all-cash per share merger consideration under the Merger Agreement generally will be a taxable transaction to any stockholder that is treated as a U.S. taxpayer.

If the Merger is completed, our stockholders will forego the opportunity to realize the potential long-term value of the successful execution of our current strategy as an independent company or the success of any of our product candidates. It is also possible that Bristol Myers Squibb could, at a later date, engage in unspecified transactions, including restructuring efforts, special dividends or the sale of some or all of our assets to one or more purchasers, that could conceivably produce a higher aggregate value than that available to stockholders in the Merger.

Risks Related to Our Financial Position and Need for Capital

We are a clinical-stage biopharmaceutical company and we have incurred significant losses since our inception. We anticipate that we may continue to incur significant losses for the foreseeable future.

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our clinical development and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Our financial condition and operating results, including net losses, may fluctuate significantly from quarter to quarter and year to year. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance. Additionally, net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net losses were $433.7 million, $276.3 million and $143.8 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, we had an accumulated deficit of $997.9 million.

Our losses have resulted principally from costs incurred in our research and development activities, including preclinical studies and our clinical trials. We expect our expenses to increase in the future as we continue our research and development of, and seek regulatory approvals for, KarXT in our initial and potential additional indications as well as for other product candidates, and prepare for potential commercialization. In particular, we anticipate that our expenses will increase substantially if and as we:

•
continue to develop and conduct clinical trials for KarXT for our initial and potential additional indications;
•
initiate and continue research and development, including preclinical, clinical, and discovery efforts for KAR-2618 and any future product candidates;
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
•
establish and expand sales, marketing, distribution, manufacturing, supply chain and other commercial infrastructure to commercialize various products for which we may obtain regulatory approval;
•
add equipment and physical infrastructure to support our research and development; and
•
acquire or in-license other product candidates and technologies.

Our expenses could increase beyond our expectations if we are required by the U.S. Food and Drug Administration, or FDA, or other regulatory authorities to perform clinical trials in addition to those that we currently expect, or if there are any delays in establishing appropriate manufacturing arrangements for, or in completing our clinical trials or the development of, any of our product candidates. As such, unless and until the Merger is consummated, or unless and until we, either alone or with a collaborator, are able to obtain regulatory approval for KarXT and generate revenue from product sales that is significant enough to achieve and sustain profitability, we anticipate that we will continue to incur potentially significant losses for the foreseeable future.

We have never generated revenue from product sales and may never be profitable.

Our ability to become and remain profitable depends on our ability to generate revenue. We do not expect to generate significant revenue, if any, unless and until we, either alone or with a collaborator, are able to obtain regulatory approval for, and successfully commercialize, KarXT for our initial and potential additional indications, or any other product candidates we may develop, license or acquire, including KAR-2618. Successful commercialization will require achievement of many key milestones, including demonstrating safety and efficacy in clinical trials, obtaining regulatory, including marketing, approval for these product candidates, manufacturing, marketing and selling those products for which we, or any of our existing or future collaborators, may obtain regulatory approval, satisfying any post-marketing requirements and obtaining reimbursement for our products from private insurance or government payors. Because of the uncertainties and risks associated with these activities, we are unable to accurately and precisely predict the timing and amount of revenues, the extent of any further losses or if or when we might achieve profitability. We and our existing or future collaborators may never succeed in these activities, and even if we, or any existing or future collaborators, do, we may never generate revenues that are large enough for us to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to continue the preclinical and clinical development of our current and future programs and to prepare for the potential commercialization of KarXT for the treatment of schizophrenia in adults. If the Merger is not consummated in a timely manner or at all, or if we are able to gain marketing approval for KarXT for the treatment of schizophrenia in adults or for any other indication for which are developing or may develop KarXT, or for any other product candidates that we develop, we may require significant additional amounts of cash in order to launch and commercialize such product candidates to the extent that such launch and commercialization costs are not the responsibility of a collaborator. In addition, other unanticipated costs may arise in the course of our development efforts. Because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop.

Our future capital requirements depend on many factors, including:

•
the possibility that the proposed Merger with Bristol Myers Squibb is not consummated in a timely manner or at all;
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
•
general economic conditions, including conditions resulting from bank failures or instability in the financial services sector, government shutdowns or withdrawn funding; and
•
the ongoing costs of operating as a public company.

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

We believe that our existing cash, cash equivalents and available-for-sale investments as of December 31, 2023 will be sufficient to meet our anticipated operating and capital expenditure requirements through the end of 2026. Our estimate may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

We expect our expenses to increase in connection with our planned operations. Unless and until the Merger is consummated, or unless and until we can generate a substantial amount of revenue from our product candidates, we expect to finance our future cash needs through public or private equity offerings, debt financings, collaborations, including licensing arrangements, or other sources, or any combination of the foregoing. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans.

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

At December 31, 2023 we had federal net operating loss carryforwards totaling $573.3 million, of which $9.8 million begin to expire in 2029 and $563.5 million can be carried forward indefinitely. In addition, we had state net operating loss carryforwards totaling $466.5 million which begin to expire in 2030. We also had federal and state research and development tax credit carryforwards of $56.6 million and $8.6 million which begin to expire in 2031. Because we had historically been a subsidiary of PureTech, $572.8 million and $444.3 million of the federal and state net operating loss carryforwards, respectively, can be used to offset income on our future tax returns. In addition, $56.5 million and $8.6 million of the federal and state tax credit carryforwards, respectively, can be used to offset tax due on our future tax returns. Our net operating loss and tax credit carryforwards could, in whole or in part, expire unused and be unavailable to offset future income tax liabilities.

In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses or tax credits, or NOLs or credits, to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. We assessed our potential Section 382 limitations during the year ended December 31, 2023, and while certain tax attributes are subject to annual limitations, none are expected to be restricted in their future utilization if we earn sufficient future profits to utilize the tax attributes. If an ownership change does occur in the future, including as a result of the Merger, existing NOLs or credits may be subject to such limitations. Our NOLs or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits and as a result it is possible that a limitation on our ability to use our historical NOLs or credits could harm our future operating results by effectively increasing our future tax obligations.

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

We currently have no products approved for sale and are investing the majority of our efforts and financial resources in the development of our lead product candidate, KarXT. In September 2023, we submitted our New Drug Application, or NDA, for KarXT for the treatment of schizophrenia in adults to the FDA. In November 2023, we received an acceptance of our NDA by the FDA with a Prescription Drug User Fee Act, or PDUFA, action date of September 26, 2024. However, the FDA’s decision to accept the NDA for filing and set a PDUFA action date does not indicate that it has made any decision regarding approval, nor does it guarantee approval by such date, if at all. Any delay in obtaining FDA approval of the NDA for KarXT would delay commercialization and would adversely impact our ability to generate revenue and further develop our other product candidates. If the NDA for KarXT is not approved on a timely basis or at all, our business, financial condition, results of operations and prospects would be adversely impacted.

Successful continued development and ultimate regulatory approval of KarXT additional indications, such as psychosis related to Alzheimer’s disease, or ADP, is also critical to the future success of our business. We may need to raise sufficient funds for, and will need to successfully enroll and complete, our clinical development programs of KarXT in patients with ADP, and possibly other indications.

The future regulatory and commercial success of KarXT is subject to a number of risks, including the following:

•
successful completion of clinical trials;
•
successful patient enrollment in clinical trials;
•
receipt and maintenance of marketing approvals from applicable regulatory authorities;
•
obtaining and maintaining patent and trade secret protection and regulatory exclusivity for KarXT;
•
maintaining arrangements with third-party manufacturers for both clinical and commercial supplies of KarXT;
•
maintaining existing collaborations and entry into new collaborations to geographically expand the development of KarXT;
•
expanding sales, marketing and distribution capabilities for the commercial launch of KarXT, if and when approved, whether alone or in collaboration with others;
•
successful commercial launch of KarXT, if and when approved;
•
acceptance of KarXT, if and when approved, by patients, the medical community and third-party payors;
•
obtaining and maintaining third-party insurance coverage and adequate reimbursement;
•
maintaining a continued acceptable safety profile of KarXT following approval; and
•
effectively competing with other therapies.

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

In addition, of the large number of drugs in development in the pharmaceutical industry, only a small percentage result in the submission of an NDA to the FDA and even fewer are approved for commercialization. Furthermore, even if we do receive regulatory approval for KarXT for any indication, any such approval may be subject to limitations on the indications or uses or patient populations for which we may market the product. Accordingly, even if we are able to obtain regulatory approval for KarXT for the treatment of schizophrenia, there may be limitations on such approval which could impact its market acceptance or commercial success.

We have never commercialized a product candidate and may experience delays or unexpected difficulties in obtaining regulatory approval for KarXT for our initial or potential additional indications.

We have never obtained regulatory approval for, or commercialized, a drug. In September 2023, we submitted our NDA for KarXT for the treatment of schizophrenia in adults to the FDA. In November 2023, we received an acceptance of our NDA by the FDA with a PDUFA action date of September 26, 2024. However, the FDA’s decision to accept the NDA for filing and set a PDUFA action date does not indicate that it has made any decision regarding approval, nor does it guarantee approval by such date, if at all. It is possible that the FDA may conclude after review of our data that our application is insufficient to obtain regulatory approval for any product candidates. It is also possible that the FDA may refuse to accept any or all of our planned NDAs for substantive review. If the FDA does not approve the NDA for KarXT or any of our planned NDAs, it may require that we conduct additional costly clinical, nonclinical or manufacturing validation studies before it will reconsider our applications. Depending on the extent of these or any other FDA-required studies, approval of any NDA or other application that we submit may be significantly delayed, possibly for several years, or may require us to expend more resources than we have available. Any failure in obtaining regulatory approvals would prevent us from commercializing KarXT for any indication or any other product candidate, generating revenues and achieving and sustaining profitability. It is also possible that additional trials, if performed and completed, may not be successful, or may not be considered sufficient by the FDA to approve any NDA or other application that we submit. If any of these outcomes occur, we may be forced to abandon the development of our product candidates, which would materially adversely affect our business and could potentially cause us to cease operations. We and our collaborators may face similar risks for our applications in foreign jurisdictions. In addition, difficulties in obtaining approval of KarXT in any of the initial indications for which we are developing it could adversely affect our efforts to seek approval from regulatory authorities for KarXT in other indications.

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

We are not permitted to commercialize, market, promote or sell any product candidate in the United States without obtaining regulatory approval from the FDA. Foreign regulatory authorities, such as the European Medicines Agency, or EMA, impose similar requirements. The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable, but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. While we have submitted an NDA to the FDA for KarXT for the treatment of schizophrenia in adults, to date neither we nor our collaborator have submitted similar drug approval submissions to comparable foreign regulatory authorities for KarXT, nor have we submitted an NDA for any other product candidate. We, and any existing or future collaborators, must complete additional preclinical or nonclinical studies and clinical trials to demonstrate the safety and efficacy of our product candidates in humans before we will be able to obtain these approvals.

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

This lengthy approval process as well as the unpredictability of clinical trial results may result in our failing to obtain regulatory approval to market any product candidate we develop, which would significantly harm our business, results of operations and prospects. There is no assurance that the endpoints and trial designs used for the approval of currently approved CNS drugs will be acceptable for future approvals, including for KarXT. In September 2023, we submitted our NDA for KarXT for the treatment of schizophrenia in adults to the FDA. In November 2023, we received an acceptance of our NDA by the FDA with a PDUFA action date of September 26, 2024. However, the FDA’s decision to accept the NDA for filing and set a PDUFA action date does not indicate that it has made any decision regarding approval, nor does it guarantee approval by such date, if at all. The FDA and other comparable foreign authorities have substantial discretion in the approval process, and determining when or whether regulatory approval will be obtained for any product candidate that we develop. Even if we believe the data collected from our current or future clinical trials of our product candidates are promising, such data may not be sufficient to support approval by the FDA or any other regulatory authority.

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

We acquired rights to xanomeline from Eli Lilly and Company, or Eli Lilly, in 2012. In 2023, we acquired rights to our investigational transient receptor potential canonical 4 and 5 (TRPC4/5) channel candidates, including the lead clinical-stage candidate, KAR-2618, from the assignment estate of Goldfinch Bio, Inc., or Goldfinch Bio, in 2023. We have relied on Eli Lilly and Goldfinch Bio to have conducted research and development in accordance with the applicable protocol, legal, regulatory and scientific standards, having accurately reported the results of all clinical trials conducted prior to our acquisition of the rights to xanomeline and KAR-2618, respectively, and having correctly collected and interpreted the data from these trials. If the research and development processes or the results of the development programs prior to our development of KarXT or KAR-2618 prove to be unreliable, this could result in increased costs and delays in the development of KarXT or KAR-2618, as applicable, which could adversely affect any future revenue from such product candidate.

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

The results of preclinical studies or clinical trials of our product candidates may not be predictive of the results we or our collaborators may obtain from subsequent clinical trials of the same product candidate. For example, the positive results seen in our Phase 3 EMERGENT-2 and EMERGENT-3 trials may not be predictive of future results of any subsequent clinical trials in our EMERGENT program or any of our other clinical KarXT programs, such as our ARISE or ADEPT programs.

In addition, initial data in clinical trials may not be indicative of results obtained when such trials are completed. There can be no assurance that any of our ongoing or future clinical trials will ultimately be successful or support further clinical development of any of our product candidates. There is a high failure rate for drugs and biologics proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have experienced significant setbacks in clinical development even after achieving promising results in earlier-stage trials, and any such setbacks in our clinical development could have a material adverse effect on our business and operations.

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

Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays or might require us to abandon one or more clinical trials altogether. Delays in patient enrollment may result in increased costs, affect the timing or outcome of the planned clinical trials, product candidate development and approval process and jeopardize our ability to seek and obtain the regulatory approval required to commence product sales and generate revenue, which could prevent completion of these trials, adversely affect our ability to advance the development of our product candidates, cause the value of our company to decline and limit our ability to obtain additional financing if needed. For example, in 2021, we initiated our EMERGENT-3 clinical trial evaluating the efficacy and safety of KarXT compared to placebo in 256 adults with schizophrenia in the United States and Ukraine. Topline results for this trial were expected by the end of 2022. Due to the escalating conflict in Ukraine, in February 2022 we withdrew guidance for EMERGENT-3 and, as a result of not enrolling additional patients in Ukraine, delayed the release of topline results from this trial until the first quarter of 2023.

Changes in methods of product candidate manufacturing or formulation may result in additional costs or delay.

As product candidates proceed through preclinical studies to late-stage clinical trials towards potential approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize processes and results. For example, in our EMERGENT program, we used a co-formulation of KarXT, whereas previous clinical data were based on either xanomeline alone or xanomeline co-administered with trospium. We are currently exploring other formulations and modes of administration for KarXT, and to the extent we do the same for KAR-2618 or any future product candidate, such changes carry the risk that KarXT, KAR-2618 or such other product candidates will perform differently and could affect the results of clinical trials conducted with the modified product candidate. Such changes may also require additional testing, FDA notification or FDA approval. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commence sales and generate revenue.

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

In November 2023, we announced results from our Phase 1b ambulatory blood pressure monitoring trial of KarXT in schizophrenia, which demonstrated that KarXT was not associated with clinically meaningful increases in blood pressure in adults with schizophrenia. Similar to prior trials, an increase in heart rate was associated with KarXT treatment and decreased in magnitude by the end of the trial.

In other completed KarXT trials to date, we have not observed any other cardiac effects or liver function test results that are significantly different from placebo, and we have not observed any syncope associated with KarXT treatment.

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

Although the development and commercialization of KarXT for the treatment of psychosis in patients with schizophrenia and ADP is our primary focus, as part of our longer-term growth strategy, we plan to evaluate KarXT in other indications and develop other product candidates, including KAR-2618. We intend to evaluate internal opportunities from KarXT or other potential product candidates, and also may choose to in-license or acquire other product candidates or commercial products to treat patients suffering from other disorders with significant unmet medical needs and limited treatment options. KAR-2618 and these other potential product candidates will require additional, time-consuming development efforts prior to commercial sale, including preclinical studies, clinical trials and approval by the FDA and/or applicable foreign regulatory authorities. All product candidates are prone to the risks of failure that are inherent in pharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, we cannot assure you that any such products that are approved will be manufactured or produced economically, successfully commercialized or widely accepted in the marketplace or be more effective than other commercially available alternatives.

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

The market for KarXT for schizophrenia and ADP, KAR-2618 for major depressive disorder, and any other product candidates we may develop may be smaller than we expect.

Our estimates of the potential market opportunity for KarXT for the treatment of psychosis in patients with schizophrenia and ADP, KAR-2618 for major depressive disorder, as well as any other product candidates include several key assumptions based on our industry knowledge, industry publications and third-party research reports. There can be no assurance that any of these assumptions are, or will remain, accurate. If the actual market for KarXT or KAR-2618 for these or other indications, or for any other product candidate we may develop, is smaller than we expect, our revenues, if any, may be limited and it may be more difficult for us to achieve or maintain profitability.

Competitive products may reduce or eliminate the commercial opportunity for KarXT for our current or future indications. If our competitors develop technologies or product candidates more rapidly than we do, or their technologies are more effective or safer than ours, our ability to develop and successfully commercialize KarXT or other product candidates may be adversely affected.

The clinical and commercial landscape for the treatment of psychosis in patients with schizophrenia and ADP is highly competitive and subject to rapid and significant technological change. We face competition with respect to our indications for KarXT, and will face competition with respect to any other drug candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell drugs or are pursuing the development of drug candidates for the treatment of the indications that we are pursuing. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

We believe that a significant number of product candidates are currently under development for the same indications we are currently pursuing, and may become commercially available in the future, for the treatment of conditions for which we may try to develop product candidates. In addition, although there are no FDA-approved drugs for the negative and cognitive symptoms of schizophrenia, many large pharmaceutical companies market FDA-approved drugs for the treatment of the positive, or psychotic, symptoms of schizophrenia. Similarly, while there are currently no FDA-approved treatments for ADP, patients with ADP are commonly treated with antipsychotic medications that are indicated and approved for schizophrenia. See the section entitled “Business—Competition” in this Annual Report on Form 10-K for examples of the competition that our product candidates face.

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

KarXT is a patented combination of trospium, an FDA-approved generic drug, and xanomeline, which exposes us to additional risks.

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

Once an NDA is approved, the product covered thereby becomes a “listed drug” in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” or the Orange Book. Manufacturers may seek approval of generic versions of reference-listed drugs through submission of abbreviated new drug applications, or ANDAs, in the United States. In support of an ANDA, a generic manufacturer generally must show that its product has the same active ingredient(s), dosage form, strength, route of administration, conditions of use and labeling as the reference listed drug and that the generic version is bioequivalent to the reference listed drug, meaning, in part, that it is absorbed in the body at the same rate and to the same extent. Generic products may be significantly less costly to bring to market than the reference listed drug, and companies that produce generic products are generally able to offer them at lower prices. Moreover, many states allow or require substitution of therapeutically equivalent generic drugs at the pharmacy level even if the branded drug is prescribed. Thus, following the introduction of a generic drug, a significant percentage of the sales of any branded product or reference listed drug may be lost to the generic product.

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

We currently have limited commercial infrastructure. If we are unable to expand such infrastructure on our own or through collaborations with partners, we will not be successful in commercializing our product candidates.

We currently have limited commercial infrastructure, which includes but is not limited to, marketing, sales or distribution capabilities. If KarXT is approved for the treatment of schizophrenia in adults or ADP, we intend to expand our commercial capabilities, either on our own or in collaboration with third parties, with technical expertise and supporting distribution capabilities to commercialize the approved product in key territories, which will require substantial additional resources. Some or all of these costs may be incurred in advance of any approval of KarXT. Any failure or delay in the development of our or third parties’ internal sales, marketing and distribution capabilities would adversely impact the commercialization of KarXT and other future product candidates.

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

Manufacturers of approved products and those manufacturers’ facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to current Good Manufacturing Practices, or cGMPs, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation and reporting requirements. We, our contract manufacturers, any future collaborators and their contract manufacturers could be subject to periodic unannounced inspections by the FDA to monitor and ensure compliance with cGMPs. Accordingly, assuming we, or any existing or future collaborators, receive regulatory approval for one or more of our product candidates, we, or any collaborators, and our or their contract manufacturers will continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance and quality control. For certain commercial prescription drug products, manufacturers and other parties involved in the supply chain must also meet chain of distribution requirements and build electronic, interoperable systems for product tracking and tracing and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or other products that are otherwise unfit for distribution in the United States. Despite our efforts to inspect and verify regulatory compliance, one or more of our third-party manufacturing vendors may be found on regulatory inspection by FDA or other authorities to not be in compliance with cGMP regulations, which may result in shutdown of the third-party vendor or invalidation of drug product lots or processes. In some cases, a product recall may be warranted or required, which would materially affect our ability to supply and market our drug products.

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

Efforts to ensure that our business arrangements with third parties, and our business generally, will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, disgorgement, exclusion from government funded healthcare programs, such as Medicare and Medicaid, integrity and oversight agreements to resolve allegations of non-compliance, contractual damages, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. Defending against any such actions can be costly and time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found not to be in compliance with applicable laws, they may be subject to significant criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs, which could adversely affect or business or operations.

The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also generally not permitted in the countries that form part of the European Union. Some EU Member States, and the United Kingdom, through the United Kingdom Bribery Act 2010, have enacted laws explicitly prohibiting the provision of these types of benefits and advantages to induce or reward improper performance generally. Infringements of these laws can result in substantial fines and imprisonment. EU Directive 2001/83/EC, which is the EU Directive governing medicinal products for human use, further provides that, where medicinal products are being promoted to persons qualified to prescribe or supply them, no gifts, pecuniary advantages or benefits in kind may be supplied, offered or promised to such persons unless they are inexpensive and relevant to the practice of medicine or pharmacy. This provision has been transposed into the Human Medicines Regulations 2012 and so remains applicable in the United Kingdom despite its departure from the European Union.

Payments made to healthcare providers in certain EU Member States (e.g., France or Belgium) must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual EU Member States. These requirements are provided in the EU Member State national laws, industry codes or professional codes of conduct. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

Our business is subject to complex and evolving U.S. and foreign laws and regulations, information security policies and contractual obligations relating to privacy and data protection, including the collection, use, processing, storage, and cross-border transfer of personal information. These laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, or monetary penalties, and otherwise may harm our business.

We receive, generate and store significant and increasing volumes of sensitive information and business-critical information, including employee, healthcare professional and clinical trial subject personal data (including protected health information), research and development information, commercial information, and business and financial information. We heavily rely on external security and infrastructure vendors to manage our information technology systems and data centers. We face a number of risks relative to protecting this information, including the loss of access, inappropriate use or disclosure, inappropriate modification or destruction, and the risk of our being unable to adequately monitor, audit and modify our controls. This risk extends to third-party vendors and subcontractors we use to manage this information.

A wide variety of provincial, state, national, and international laws, and regulations apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. These data protection and privacy-related laws and regulations are evolving and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. For example, the processing of personal data in the European Union are governed by the EU General Data Protection Regulation, or the GDPR. The GDPR imposes stringent data protection requirements, including, for example, more robust disclosures to individuals and a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention of information, increased requirements pertaining to special categories of data, such as health data, and additional obligations when we contract with third-party processors in connection with the processing of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to the United States and other third countries where the protection of personal data of individuals is not as stringent as the GDPR. In the context of clinical trials, we currently rely on patient informed consent as the legal basis for such transfers, Standard Contractual Clauses issued and pre-approved by the European Commission that are executed with the parties that we exchange personal data with, as well as compliance with the EU-US Data Privacy Framework program administered by the International Trade Administration within the U.S. Department of Commerce. This program is considered by the EU authorities as an adequate method to ensure the safe transfer of personal data outside of the European Union as of July of 2023. In addition, the GDPR provides that EU Member States may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data.

The GDPR provides for penalties for noncompliance of up to the greater of €20 million or four percent of worldwide annual revenues. The GDPR applies extraterritorially, and we may be subject to the GDPR with respect to any data processing activities that involve the personal data of individuals located in the European Union, such as in connection with any clinical trials that we may perform in the European Union, including our ARISE and ADEPT clinical trials. The GDPR may impose additional responsibility and liability in relation to the personal data that we process and we may be required to put in place additional mechanisms to ensure compliance with these data protection rules.

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

We may incur liabilities, expenses, costs, and other operational losses under the GDPR and the UK GDPR as well as privacy and data protection laws of Switzerland, the United Kingdom, and applicable EU Member States. We may find it necessary or appropriate to make additional changes to the ways we or our service providers collect, disclose, transfer, store, and otherwise process data within the EEA, Switzerland and the United Kingdom. This may be onerous and may interrupt or delay our development activities, and adversely affect our business, financial condition, results of operations and prospects.

In the United States, various federal and state privacy laws and regulations impose restrictive requirements regulating the use and disclosure of health information and other personal information that may have an adverse impact on our business. For example, at the federal level, the Federal Trade Commission, or the FTC, has used its authority over “unfair or deceptive acts or practices” to impose stringent requirements on the collection and disclosure of health information and the FTC’s recent expansion of its Health Breach Notification Rule could impose new disclosure obligations that would apply in the event of a qualifying breach.

At the state level, all U.S. states have data breach notification laws and each has different requirements and thresholds for requiring such notification. In addition, consumer privacy laws have passed or come into force in more than a dozen U.S. states. These laws, including the California Consumer Privacy Act as amended by the California Privacy Rights Act, grant consumers rights in relation to their personal information and impose new privacy and data security obligations on regulated businesses. Some states have also passed or proposed laws to specifically regulate health information, which could lead to additional compliance costs for our business, or litigation, regulatory scrutiny or reputational damage if our efforts to comply fall short. For example, Washington’s My Health My Data Act requires regulated entities to obtain consent to collect health information, grants consumers certain rights, including to request deletion, and provides for robust enforcement mechanisms, including enforcement by the Washington state attorney-general and a private right of action for consumer claims.

While many of these laws contain exceptions for personal information collected in connection with clinical trials and protected health information regulated by the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, not all the personal information we collect is exempt. In addition, where state laws are more protective than HIPAA, we may be required to comply with the stricter provisions. Some observers have noted that the CPRA could be the beginning of a trend toward more stringent privacy legislation throughout the United States, as evidenced by privacy legislation enacted in Virginia, Colorado, Utah, Connecticut, and the Washington legislation outlined above.

Federal, state, and foreign laws and regulations relating to privacy and data protection are still being tested in courts, and they are subject to new and differing interpretations by courts and regulatory officials. The U.S. federal government is also contemplating federal privacy legislation. Additionally, the interplay of federal and state laws may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and data we receive, use and share, potentially exposing us to additional expense, adverse publicity and liability. We have implemented processes to comply with privacy and data protection laws and regulations that apply to us, and we anticipate needing to devote significant resources to complying with these laws and regulations, as well as with the laws and regulations of any jurisdiction in which we may operate in the future. These and future laws and regulations may increase our compliance costs and exposure to potential liability.

To the extent we and our vendors incorporate artificial intelligence, or AI, technologies into our business processes, we may face new and uncertain regulatory risks and compliance costs relating to the use of such technologies. For example, the European Union’s proposed Artificial Intelligence Act may, once passed, require us to undertake costly compliance obligations, including detailed risk assessments, to implement or use AI technologies, with the risk of significant administrative penalties and potential claims in the event of non-compliance. In the United States and elsewhere, legislators and regulators are considering or imposing new requirements on the use of AI. For example, in October 2023 President Biden signed an executive order to manage the risks presented by AI. These emerging standards of regulation may require us to modify our business practices and implement new policies, processes and procedures to comply. We may also face fines, claims, or other enforcement under uncertain legislative and regulatory standards as best practices for the use of artificial intelligence technologies continue to evolve.

Current and future legislation may increase the difficulty and cost for us and any collaborators to obtain regulatory approval of and commercialize our product candidates and affect the prices we, or they, may obtain.

In the United States and foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay regulatory approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain regulatory approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we, or any collaborators, may receive for any approved products. See the section entitled “Business — Pharmaceutical Insurance Coverage and Healthcare Reform”.

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
•
the availability of capital.

We expect that healthcare reform measures may be adopted in the future that may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, lower reimbursement, and new payment methodologies. This could lower the price that we receive for any approved product. In particular, the implementation of any such cost containment measures may prevent us from being able to generate sufficient revenue, attain sustained profitability or commercialize KarXT for the treatment of schizophrenia, if approved, since we expect to derive the majority of future revenue from sales of KarXT in that indication from federal healthcare programs, including Medicare and Medicaid. Further, any denial in coverage or reduction in reimbursement from Medicare or other government-funded programs may result in a similar denial or reduction in payments from private payors, which may prevent us from being able to generate sufficient revenue, attain profitability or commercialize our product candidates, if approved.

Any product candidates we develop may become subject to unfavorable third-party coverage and reimbursement practices, as well as pricing regulations.

Patients rely on insurance coverage by third-party payors (third-party payors include Medicare and Medicaid (government payors) and commercial insurance companies such as Blue Cross Blue Shield, Humana and Cigna) to reimburse all or part of the costs associated with their treatment. These third party payors decide which medications they will pay for and establish reimbursement levels. The availability and extent of coverage and adequate reimbursement by third-party payors, including government health administration authorities, private health coverage insurers, managed care organizations and other third-party payors is essential for most patients to be able to afford expensive treatments and is critical to new product acceptance. Sales of any of our product candidates that receive marketing approval will depend substantially, both in the United States and internationally, on the extent to which the costs of such product candidates will be covered and reimbursed by third-party payors. No uniform policy exists for coverage and reimbursement in the United States. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize an adequate return on our investment. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If coverage and reimbursement are not available or reimbursement is available only to limited levels, we may not successfully commercialize any product candidate for which we obtain marketing approval. See the section entitled “Business — Pharmaceutical Insurance Coverage and Healthcare Reform”.

There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved products. In the United States, for example, principal decisions about reimbursement for new products are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, or HHS. CMS decides whether and to what extent a new product will be covered and reimbursed under Medicare, and private third-party payors often follow CMS’s decisions regarding coverage and reimbursement to a substantial degree. However, one third-party payor’s determination to provide coverage for a product candidate does not ensure that other payors will also provide coverage for the product candidate. As a result, the coverage determination process is often time-consuming and costly. Factors payors consider in determining reimbursement are based on whether the product is: (i) a covered benefit under its health plan; (ii) safe, effective and medically necessary; (iii) appropriate for the specific patient; (iv) cost-effective; and (v) neither experimental nor investigational. This process will require us to provide scientific and clinical support for the use of our products to each third-party payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

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

•
business interruptions resulting from geopolitical actions, including war, such as Russia's invasion of Ukraine and the ongoing conflict between Israel and Hamas, and terrorism, natural disasters including earthquakes, typhoons, floods and fires, or health epidemics such as COVID-19; and
•
cyberattacks, which are growing in frequency, sophistication and intensity, and are becoming increasingly difficult to detect.

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

There are certain jurisdictions where a collaborator may be able to realize the market potential of our product candidates better than us. For this or other reasons, we may decide to collaborate with additional pharmaceutical and biotechnology companies with respect to development and potential commercialization. Likely collaborators may include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. For example, in November 2021, we entered into a License Agreement, or the Zai License Agreement, with Zai, pursuant to which we granted to Zai the right to exclusively develop, manufacture and commercialize KarXT in Greater China, including mainland China, Hong Kong, Macau, and Taiwan.

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

Collaborations are complex and time-consuming to negotiate and document. Further, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators. Any collaboration agreements that we enter into in the future may contain restrictions on our ability to enter into potential collaborations or to otherwise develop specified product candidates in certain territories. We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of the product candidate for which we are seeking to collaborate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense.

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

Furthermore, the third parties conducting clinical trials on our behalf are not our employees, and except for remedies available to us under our agreements with such contractors, we cannot control whether or not they devote sufficient time, skill and resources to our ongoing development programs. These contractors may also have relationships with other entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities, which could impede their ability to devote appropriate time to our clinical programs. If these third parties, including clinical investigators, do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we may not be able to obtain, or may be delayed in obtaining, regulatory approvals for our product candidates. If that occurs, we will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates. In such an event, our financial results and the commercial prospects for any product candidates that we seek to develop could be harmed, our costs could increase and our ability to generate revenues could be delayed, impaired or foreclosed.

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

In addition, we typically have ordered raw materials and services on a purchase order basis and do not usually enter into long-term dedicated capacity or minimum supply arrangements with any commercial manufacturer. There is no assurance that we will be able to timely secure needed supply arrangements on satisfactory terms, or at all. We may be unable to conclude or maintain sufficient or adequate agreements for commercial supply with third-party manufacturers, or may be unable to do so on acceptable terms. There may be difficulties in anticipating and maintaining supply for commercial quantities of KarXT. Our failure to secure these arrangements as needed could have a material adverse effect on our ability to complete the development of our product candidates, to commercialize them, if approved, and to meet demand.

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

Our third-party manufacturers may be subject to damage or interruption from, among other things, fire, natural or man-made disaster, the COVID-19 pandemic, power loss, telecommunications failure, unauthorized entry, computer viruses, denial-of-service attacks, acts of terrorism, human error, vandalism or sabotage, financial insolvency, bankruptcy and similar events. In addition, legislative proposals are pending that, if enacted, could negatively impact U.S. funding for certain biotechnology providers having relationships with foreign adversaries or which pose a threat to national security. If these proposals are enacted, the potential downstream adverse impacts on entities having only commercial relationships with any impacted biotechnology providers is unknown but may include supply chain disruptions or delays.

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

Agreements through which we license patent rights may not give us control over patent prosecution or maintenance, so that we may not be able to control which claims or arguments are presented or how claims are amended, and may not be able to secure, maintain, or successfully enforce necessary or desirable patent protection from those patent rights. We may not have primary control over patent prosecution and maintenance for certain of the patents and patent applications we may license in the future, and therefore cannot guarantee that these patents and applications will be prosecuted or maintained in a manner consistent with the best interests of our business. We cannot be certain that patent prosecution and maintenance activities by our licensors or future licensor have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents.

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

We are party to license agreements with PureTech Health and the assignment estate of Goldfinch Bio, Inc., or GFB, that provide us with intellectual property rights relating to KarXT and KAR-2618, respectively. These license agreements impose milestone payment, royalty and other obligations on us. If we fail to comply with our obligations, including achieving specified milestone events, PureTech Health and GFB may have the right to terminate their respective license agreement, in which event we might not be able to develop, manufacture or market any product that is covered by the intellectual property we in-license from PureTech Health or GFB, as applicable, and may face other penalties. Such an occurrence would materially adversely affect our business prospects. For a variety of purposes, we may enter into additional licensing and funding arrangements with third parties that may also impose similar obligations on us.

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

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. We expect to seek extensions of patent terms in the United States and, if available, in other countries where we are prosecuting patents. In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 permits a patent term extension of up to five years beyond the normal expiration of the patent, which is limited to the approved indication (or any additional indications approved during the period of extension). We might not be granted an extension because of, for example, failure to apply within applicable periods, failure to apply prior to the expiration of relevant patents or otherwise failure to satisfy any of the numerous applicable requirements. Moreover, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may be able to obtain approval of competing products following our patent expiration by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case. If this were to occur, it could have a material adverse effect on our ability to generate revenue.

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

Others may challenge inventorship or claim an ownership interest in our intellectual property which could expose us to litigation and have a significant adverse effect on its prospects.

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

If we are found to infringe a third party’s intellectual property rights, we could be forced, including by court order, to cease developing, manufacturing or commercializing the infringing product candidate or product. Alternatively, we may be required to obtain a license from such third party in order to use the infringing technology and continue developing, manufacturing or marketing the infringing product candidate or product. If we were required to obtain a license to continue to manufacture or market the affected product, we may be required to pay substantial royalties or grant cross-licenses to our patents. We cannot, however, assure you that any such license will be available on acceptable terms, if at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us; alternatively or additionally it could include terms that impede or destroy our ability to compete successfully in the commercial marketplace. Ultimately, we could be prevented from commercializing a product, or be forced to cease some aspect of our business operations as a result of claims of patent infringement or violation of other intellectual property rights. Further, the outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance, including the demeanor and credibility of witnesses and the identity of any adverse party. This is especially true in intellectual property cases that may turn on the testimony of experts as to technical facts upon which experts may reasonably disagree.

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

We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time consuming and unsuccessful.

Competitors may infringe our patent, trademarks, copyrights or other intellectual property. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time consuming and divert the time and attention of our management and scientific personnel. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents, in addition to counterclaims asserting that our patents are invalid or unenforceable, or both. In any patent infringement proceeding, there is a risk that a court will decide that a patent of ours is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the invention at issue. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent’s claims narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our patent claims do not cover the invention or the other party’s product or activities. An adverse outcome in a litigation or proceeding involving our patent could limit our ability to assert those patents against those parties or other competitors, and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products. Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the trademarks in question. In this case, we could ultimately be forced to cease use of such trademarks.

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

Risks Related to Employee Matters and Managing Growth

We depend heavily on our executive officers, principal consultants and others, and the loss of their services could materially harm our business.

Our success depends, and will likely continue to depend, upon our ability to hire and retain the services of our current executive officers, principal consultants and others, including William Meury, our President and Chief Executive Officer, Andrew Miller, our President, Research and Development, Stephen Brannan, our Chief Medical Officer, Jason Brown, our Chief Financial Officer, and William Kane, our Chief Commercial Officer. We have entered into employment agreements with Mr. Meury, Dr. Miller, Dr. Brannan, Mr. Brown and Mr. Kane, but they may terminate their employment with us at any time. The loss of their services might impede the achievement of our research, development and commercialization objectives.

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

We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of sales, marketing and distribution. To manage these growth activities, we must continue to implement and improve our managerial, operational and financial systems, and continue to recruit and train additional qualified personnel. Our management may need to devote a significant amount of its attention to managing these growth activities. Due to the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations, retain key employees, or identify, recruit and train additional qualified personnel. Our inability to manage the expansion of our operations effectively may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could also require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If we are unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate revenues could be reduced and we may not be able to implement our business strategy, including the successful commercialization of our product candidates.

Risks Related to Our Common Stock

The trading price of our common stock may continue to be highly volatile. Securities class action or other litigation involving our company or members of our management team could also substantially harm our business, financial condition and results of operations.

Our stock price is volatile. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

•
any delay in completing, or the failure to complete, the proposed Merger with Bristol Myers Squibb;
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
•
general economic, industry and market conditions, including bank failures or instability in the financial services sector or government shutdowns; and
•
the other factors described in this “Risk Factors” section.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting and include with this Annual Report on Form 10-K an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To comply with Section 404, we have been and will continue to be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting.

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

Based upon 38,147,652 shares outstanding as of February 15, 2024, our executive officers and directors, combined with our stockholders who own more than 5% of our outstanding common stock and their affiliates, in the aggregate, beneficially own shares representing approximately 36.0% of our common stock. If our stockholders who own more than 5% of our outstanding common stock were to choose to act together, they may have significant influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they chose to act together, may have significant influence over the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

•
delay, defer or prevent a change in control;
•
entrench our management or the board of directors; or
•
impede a merger (including the proposed Merger with Bristol Myers Squibb), consolidation, takeover or other business combination involving us that other stockholders may desire.

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
•
authorize our board of directors to issue preferred stock without stockholder approval, which could be used to institute a “poison pill” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors; and
•
require the approval of the holders of at least 2/3 of the votes that all our stockholders would be entitled to cast to amend or repeal certain provisions of our charter or bylaws.

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

General Risks

Our business may be adversely affected by a pandemic, epidemic or outbreak of an infectious disease, such as the COVID-19 pandemic and the emergence of additional variants.

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

The extent to which the COVID-19 pandemic may impact our business, results of operations and future growth prospects will depend on a variety of factors and future developments, which are highly uncertain and cannot be predicted with confidence, including the duration, scope and severity of the pandemic, particularly as virus variants continue to spread. For example, we experienced, and may experience again, some temporary delays or disruptions due to the COVID-19 pandemic, including pauses in and delays to patient dosing, limited or reduced patient access to ICU beds, hospitals and healthcare resources generally, delayed initiation of new clinical trial sites and limited on-site personnel support at various trial sites. In addition, the spread of an infectious disease, including COVID-19, may also result in the inability of our suppliers to deliver components or raw materials on a timely basis or at all. We currently rely and expect to continue to rely on a small number of manufacturers to provide the APIs of KarXT and for the final drug product formulation of KarXT that is being used in our clinical trials. These programs could be adversely affected by ongoing supply chain issues caused by the COVID-19 pandemic.

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

We, our collaborators, our CROs, third-party logistics providers, distributors and other contractors and consultants utilize information technology, or IT, systems and networks to process, transmit and store electronic information in connection with our business activities. As use of digital technologies has increased, cyber incidents, including third parties gaining access to employee accounts using stolen or inferred credentials, computer malware, viruses, spamming, phishing attacks or other means, and deliberate attacks and attempts to gain unauthorized access to computer systems and networks, have increased in frequency and sophistication. These threats pose a risk to the security of our, our collaborators’, our CROs’, third-party logistics providers’, distributors’ and other contractors’ and consultants’ systems and networks, and the confidentiality, availability and integrity of our data. In addition, a large number of our employees are working remotely. As a result, we may have increased susceptibility to cyber security and data security risks due to increased use of home wi-fi networks and virtual private networks, as well as increased disbursement of physical machines. While we implement IT controls to reduce the risk of a cyber security or data security breach, there can be no assurance that we will be successful in preventing cyber-attacks or successfully mitigating their effects. Similarly, there can be no assurance that our collaborators, CROs, third-party logistics providers, distributors and other contractors and consultants will be successful in protecting our clinical and other data that is stored on their systems. Any cyber-attack, data breach or destruction or loss of data could result in a violation of applicable U.S. and international privacy, data protection and other laws, and subject us to litigation and governmental investigations and proceedings by federal, state and local regulatory entities in the United States and by international regulatory entities, resulting in exposure to material civil and/or criminal liability. Further, our general liability insurance and corporate risk program may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for all liability that may be imposed, and could have a material adverse effect on our business and prospects. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials for any of our product candidates could result in delays in our development and regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, we may suffer reputational harm or face litigation or adverse regulatory action as a result of cyber-attacks or other data security breaches and may incur significant additional expense to implement further data protection measures.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management

We recognize the importance of identifying, assessing, and managing material risks associated with cybersecurity threats, which risks include, among other things, operational risks, intellectual property theft, fraud, extortion, harm to employees or participants in our clinical trials, and violation of data privacy or security laws.

Identifying, assessing, and managing cybersecurity risk is integrated into our overall enterprise risk management systems and processes. Our cybersecurity risk management program is informed by prevailing security standards and is designed to provide a framework for evaluating and responding to potential cybersecurity risks, and addressing cybersecurity threats and incidents to the extent they arise. This includes processes for assessing the severity of a cybersecurity threat, identifying the source of a cybersecurity threat, implementing cybersecurity countermeasures and mitigation strategies and informing and updating management and, as needed, the audit committee of our board of directors of cybersecurity incidents that may pose a significant risk for the business, as applicable. Security events and data incidents are evaluated, ranked by severity and prioritized for response and remediation. Incidents are evaluated to determine materiality as well as operational and business impact, and reviewed for privacy impact. An important component of this program is employee awareness of and vigilance regarding cybersecurity risks, which we promote through periodic training and testing.

Recognizing the complexity and evolving nature of cybersecurity threats, incidents and risks, we engage third-party experts, including managed IT service providers and cybersecurity consultants, to evaluate and support our risk management systems. We also have processes to assess third party risks, and we perform third-party risk management to identify and mitigate risks from third party providers, such as vendors, suppliers, CROs, and other business partners associated with our use of third-party service providers.

As of the date of this Annual Report on Form 10-K, risks from cybersecurity threats have not materially affected, and we do not believe are reasonably likely to materially affect, us, our business strategy, results of operations, or financial condition. However, cybersecurity threats are constantly evolving, becoming more frequent and more sophisticated and are being made by groups of individuals with a wide range of expertise and motives, which increases the difficulty of detecting and successfully defending against them. While we have implemented measures to safeguard our operational and technology systems, the evolving nature of cybersecurity attacks and vulnerabilities means that these protections may not always be effective. For more information about these risks, please see “Risk Factors – Cyber-attacks or other failures in our telecommunications or information technology systems, or those of our collaborators, contract research organizations, third-party logistics providers, distributors or other contractors or consultants, could result in information theft, data corruption and significant disruption of our business operations.” in this Annual Report on Form 10-K.

Cybersecurity Governance

Our board of directors has overall oversight responsibility for our risk management, and delegates information security and related risk management oversight to the audit committee of the board of directors through the audit committee charter. Members of the audit committee receive updates on a regular basis from management regarding matters of cybersecurity. This includes existing and new cybersecurity risks, how management is addressing or mitigating those risks, cybersecurity and data privacy incidents (if any), and the status of key information security initiatives.

Management is responsible for identifying, considering and assessing material risks for the business on an ongoing basis, including in relation to cybersecurity. As part of this process, our Vice President of Information Technology is tasked with establishing processes to ensure that potential cybersecurity risk exposures are monitored, putting in place appropriate mitigation measures and maintaining cybersecurity programs. Our Vice President of Information Technology receives reports from our cybersecurity team and oversees the monitoring of the prevention, detection, mitigation, and remediation of cybersecurity incidents, if any. In addition, our Vice President of Information Technology reports cybersecurity incidents to our compliance committee, which is composed of relevant members of management, and, where appropriate, to the audit committee.

Our Vice President of Information Technology and our cybersecurity team are experienced information systems security professionals. These individuals, working with cybersecurity vendors, including managed IT service providers and training partners, monitor for vulnerabilities and threats, which are reported to other members of management, where appropriate.

ITEM 2. PROPERTIES

Our headquarters are located at 99 High Street, 26th Floor, Boston, Massachusetts, where we occupied approximately 25,445 square feet of leased office space as of December 31, 2023. This lease expires in December 2025.

In April 2023, we entered into an agreement to lease approximately 50,890 square feet of additional office space located at 99 High Street, 20th and 21st Floors, in Boston, Massachusetts. We took possession of the premises in June 2023. The initial term of the lease is ten years from the date alterations are substantially complete, estimated to occur no later than April 2024, with the option to renew for an additional five-year term. In May 2023, we also entered into an agreement to lease an additional 24,353 square feet of office space located at 99 High Street, 7th Floor, in Boston, Massachusetts, which was then amended at the end of the original lease term. The amended lease term is set to expire in December 2024.

Additionally, we occupy an office located at 11711 N. Meridian Street, Suite 430, Carmel, Indiana, consisting of 5,050 square feet of leased office space. This lease expires in August 2024.

ITEM 3. LEGAL PROCEEDINGS

On February 13, 2024, a complaint was filed by Karuna stockholders in the United States District Court for the District of Delaware seeking to enjoin the proposed Merger with Bristol Myers Squibb. The complaint is captioned Jenkins v. Karuna Therapeutics, Inc., et al.(No. 24-cv-00197) and names as defendants the Company and the members of our board of directors. The complaint asserts claims under the federal securities laws and alleges that the February 5, 2024 Definitive Proxy Statement was materially incomplete and misleading. The complaint seeks, among other relief, injunctive relief to prevent consummation of the transactions contemplated by the Merger Agreement until the alleged disclosure violations are cured, potential recissory damages in the event the proposed Merger is consummated, as well as attorneys’ fees and costs. The defendants believe that these claims are without merit, and intend to defend vigorously against such claims.

We are otherwise not currently subject to any material legal proceedings.

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

Holders of Our Common Stock

As of February 15, 2024, there were approximately 4 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Stock Performance Graph

The following graph shows a comparison from June 28, 2019, the date our common stock was first publicly traded, through December 31, 2023 of cumulative total return on assumed investment of $100.00 in cash in our common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the Nasdaq Composite Index and the Nasdaq Biotechnology Index assume reinvestment of dividends.

COMPARISON OF CUMULATIVE TOTAL RETURN

$1,800.00
$1,600.00
$1,400.00
$1,200.00
$1,000.00
$800.00
$600.00
$400.00
$200.00
$0.00
12/2019
12/2020
12/2021
12/2022
12/2023
Karuna Therapeutics
Nasdaq Composite Index
Nasdaq Biotechnology Index

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our future filings under the Securities Act of 1933, as amended, or the Securities Act, or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

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

We have never generated revenue from product sales and have incurred significant net losses since inception. Our net losses were $433.7 million, $276.3 million and $143.8 million for the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023, we had an accumulated deficit of $997.9 million. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to incur significant expenses and may incur increasing operating losses for the foreseeable future. We anticipate that our operating expenses and capital expenditures will increase substantially, particularly as we:

•
prepare for the potential commercial launch of KarXT;
•
invest significantly to further develop KarXT for our current and future indications;
•
advance additional product candidates, including KAR-2618, into preclinical and clinical development;
•
seek regulatory approvals for any product candidates that successfully complete clinical trials;
•
require the manufacture of larger quantities of our product candidates for clinical development and potential commercialization;
•
hire additional commercial, clinical, scientific, management and administrative personnel;
•
maintain, expand and protect our intellectual property portfolio;
•
acquire or in-license other assets and technologies; and
•
add additional operational, financial and management information systems and processes to support our ongoing development efforts, any future manufacturing or commercialization efforts and our ongoing operations as a public company.

We do not expect to generate revenue from product sales unless and until we successfully obtain regulatory approval for a product candidate, the outcome of which is subject to significant uncertainty. Additionally, we currently use third parties such as contract research organizations, or CROs, and contract manufacturing organizations, or CMOs, to carry out our preclinical and clinical development activities, and we do not yet have a full sales organization. If we obtain regulatory approval for any product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution.

As a result, unless and until the proposed Merger (as defined below) with Bristol-Myers Squibb Company, or Bristol Myers Squibb, closes, we may need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of private and public equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements with third parties. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates.

As of December 31, 2023, we had cash, cash equivalents and available-for-sale investments of $1,260.8 million. We believe that our existing cash, cash equivalents and available-for-sale investments will be sufficient to meet our anticipated operating and capital expenditure requirements through the end of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources.”

Agreement and Plan of Merger

On December 22, 2023, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Bristol Myers Squibb and Miramar Merger Sub Inc., a wholly owned subsidiary of Bristol Myers Squibb, or Merger Sub, pursuant to which, on the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation in such merger, or the Merger, as a wholly owned subsidiary of Bristol Myers Squibb.

On the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger, or the Effective Time, and as a result of the Merger, each share of our common stock that is issued and outstanding immediately prior to the Effective Time (other than (i) shares of our common Stock owned by Bristol Myers Squibb, Merger Sub or any other wholly owned subsidiary of Bristol Myers Squibb, immediately prior to the Effective Time and shares of our common stock owned by the Company immediately prior the Effective Time, including shares of our common stock held in treasury by the Company, and in each case not held on behalf of third parties, and (ii) shares of our common stock for which appraisal rights have been properly exercised in accordance with Section 262 of the Delaware General Corporation Law and perfected and not withdrawn) will be converted into the right to receive $330 in cash, without interest, and less any applicable withholding taxes, or the Merger Consideration.

Immediately prior to the Effective Time, each outstanding and unexercised option to purchase shares of our common stock, or an Option, whether granted under a Company stock plan or otherwise, will, automatically and without any required action on the part of the holder thereof, become immediately vested and be cancelled and will only entitle the holder of such Option to receive (without interest), at or promptly after the Effective Time, a one-time lump sum payment in an amount in cash equal to (i) the total number of shares of our common stock subject to such Option multiplied by (ii) the excess, if any, of the Merger Consideration over the exercise price per share of our common stock under such Option, less applicable taxes required to be withheld with respect to such payment. For the avoidance of doubt, any Option which has a per share exercise price that is greater than or equal to the Merger Consideration shall be cancelled at the Effective Time for no consideration or payment and shall have no further force or effect.

Immediately prior to the Effective Time, each outstanding restricted stock unit, or Company RSU, whether granted under a Company stock plan or otherwise, shall, automatically and without any required action on the part of the holder thereof, become immediately vested and be cancelled and shall only entitle the holder of such Company RSU to receive (without interest), at or promptly after the Effective Time, a one-time lump sum payment in an amount in cash equal to (i) the total number of shares of our common stock subject to such Company RSU immediately prior to the Effective Time multiplied by (ii) the Merger Consideration, less applicable taxes required to be withheld with respect to such payment.

Consummation of the Merger is subject to certain customary conditions, including (i) the approval of the Merger by the holders of a majority of the outstanding shares of our common stock, (ii) the absence of any law prohibiting or order preventing the consummation of the Merger, (iii) the receipt of certain regulatory approvals, to the extent required, including the expiration or early termination of the applicable waiting period (or any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and (iv) compliance in all material respects on the part of each of the Company, Bristol Myers Squibb and Merger Sub with such party’s covenants under the Merger Agreement. The obligation of each party to consummate the Merger is also conditioned upon the other party’s representations and warranties being true and correct (subject to certain materiality exceptions), and upon no “Material Adverse Effect” (as defined in the Merger Agreement) having occurred with respect to the Company since the signing of the Merger Agreement.

Subject to the satisfaction of such closing conditions, we anticipate the Merger and the other transactions contemplated by the Merger Agreement to close in the first half of 2024. Following completion of the Merger, our common stock will no longer be publicly listed.

We and Bristol Myers Squibb have certain customary termination rights pursuant to the Merger Agreement, including our right to terminate the Merger Agreement to accept a “Superior Proposal” (as defined in the Merger Agreement) subject to compliance with certain procedures specified in the Merger Agreement. If the Merger Agreement is terminated under certain specified circumstances set forth in the Merger Agreement, we will be required to pay Bristol Myers Squibb a termination fee of $490 million. If the Merger Agreement is terminated under other specified circumstances set forth in the Merger Agreement, Bristol Myers Squibb will be required to pay us a termination fee of $600 million.

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

Our revenue to date has been derived from payments under our license agreement, or the Zai License Agreement, with Zai Lab (Shanghai) Co., Ltd., or Zai. We may also generate revenue in the future from payments under the Zai License Agreement or as a result of license or collaboration agreements for any of our product candidates or intellectual property. For the years ended December 31, 2023, 2022, and 2021, we recognized revenue of $0.7 million, $10.6 million, and $37.0 million, respectively, under the Zai License Agreement. We cannot provide assurance as to the timing of future milestone or royalty payments under the Zai License Agreement, or that we will receive any of these payments at all.

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
•
expenses incurred in connection with CMOs that manufacture drug products for use in our preclinical trials, clinical trials and potential commercial supply;
•
formulation costs and chemistry, manufacturing and controls, or CMC, costs; and
•
expenses incurred under license agreements related to in-process research and development or agreements with consultants who supplement our internal capabilities.

We expense all research and development costs in the periods in which they are incurred. Costs for certain development activities are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and third-party service providers.

Research and development costs directly related to our clinical development activities, such as fees paid to consultants, central laboratories, contractors, CMOs and CROs, are tracked on an indication-by-indication basis. Other costs that are indirectly related to our clinical development activities, such as formulation and CMC, preclinical, discovery and other unallocated expenses in the table below, are not allocated on an indication-by-indication basis due to the overlap of the potential benefit of those efforts across multiple indications that utilize KarXT, KAR-2618 and other future product and development candidates. Unallocated expenses primarily relate to personnel or other consulting costs which are deployed across multiple projects under development. For the year ended December 31, 2023, unallocated expenses also include $15.0 million in license fees related to the acquisition of KAR-2618 paid in February 2023. The following table summarizes our research and development expenses:

	Year Ended December 31,
	2023	2022	2021
		(in thousands)
Schizophrenia clinical trials	$108,176	$103,474	$62,167
Alzheimer's disease psychosis clinical trials	33,409	7,531	1,573
Pain clinical trial	—	—	143
CMC and formulation	42,925	28,175	15,943
Preclinical	13,338	2,086	2,469
Medical affairs	11,737	2,979	310
Discovery	16,725	19,006	14,068
Unallocated expenses	137,791	60,996	31,527
Total research and development expense	$364,101	$224,247	$128,200

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
•
add operational, financial and management information systems and personnel, including personnel to support our product development and potential commercialization;
•
hire and retain additional personnel, such as clinical, quality control, scientific, commercial and administrative personnel;
•
maintain, expand and protect our intellectual property portfolio;
•
add physical infrastructure to support our research and development; and
•
acquire or in-license other product candidates and technologies.

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

General and Administrative Expenses

General and administrative expenses consist primarily of employee-related costs for personnel in executive, commercial, finance and other administrative functions, costs related to maintenance and filing of intellectual property, facility-related costs, insurance costs, and other expenses for outside professional services, including legal, human resources, data management, audit and accounting services, and costs incurred as we prepare for commercialization. Personnel costs consist of salaries, short-term incentive compensation, benefits, travel expense and stock-based compensation expense. The following table summarizes our general and administrative expenses:

	Year Ended December 31,
	2023	2022	2021
		(in thousands)
Personnel-related (including stock-based compensation)	$66,645	$44,677	$27,409
Professional and consultant fees	41,863	19,388	12,674
Other	22,822	12,001	12,534
Total general and administrative expense	$131,330	$76,066	$52,617

We anticipate that our general and administrative expenses will continue to increase in the future as we increase our headcount to support our continued research activities and development of our product candidates, prepare for commercialization, and, if we receive FDA approval, as we commercialize. We will also continue to incur increased accounting, audit, legal, regulatory, compliance and director and officer insurance costs as well as investor and public relations expenses associated with operating as a public company.

Other Income, Net

Other income, net, consists of interest income from our cash equivalents, available-for-sale investments and other short-term investments, and sublease income recognized in connection with the sublease of office space, offset by impairment loss on our right-of-use lease assets at the office space we previously subleased in Boston, Massachusetts, due to their carrying value exceeding their estimated fair value. The following table summarizes our other income, net:

	Year Ended December 31,
	2023	2022	2021
		(in thousands)
Interest income	$61,179	$14,178	$502
Sublease income	588	580	254
Impairment loss on right-of-use assets	—	—	(702)
Total other income, net	$61,767	$14,758	$54

Income Taxes

We recorded income tax expense of $0.7 million during the year ended December 31, 2023. We have not recorded any income tax benefits for the net losses we incurred or for the research and development tax credits we generated during the years ended December 31, 2023, 2022 and 2021 as we believed, based upon the weight of available evidence, that it was more likely than not that all of our net operating loss carryforwards and tax credits would not be realized. At December 31, 2023, we had federal net operating loss carryforwards totaling $573.3 million, of which $9.8 million begin to expire in 2029 and $563.5 million can be carried forward indefinitely. At December 31, 2023, we had state net operating loss carryforwards totaling $466.5 million which begin to expire in 2030. The federal and state operating loss carryforwards may be available to offset future income tax liabilities. Because we had historically been a subsidiary of PureTech Health, $572.8 million and $444.3 million of the federal and state net operating loss carryforwards, respectively, can be used to offset income on our future tax returns. As of December 31, 2023, we also had federal and state research and development tax credit carryforwards of $56.6 million and $8.6 million, respectively, which begin to expire in 2031. Through December 31, 2023, we had recorded a full valuation allowance against our net deferred tax assets at each balance sheet date.

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

	Year Ended December 31,
	2023	2022	Change
		(in thousands)
License and other revenue	$654	$10,637	$(9,983)
Operating expenses:
Research and development	364,101	224,247	139,854
General and administrative	131,330	76,066	55,264
Total operating expenses	495,431	300,313	195,118
Loss from operations	(494,777)	(289,676)	(205,101)
Total other income, net	61,767	14,758	47,009
Income tax provision	(670)	(1,418)	748
Net loss attributable to common stockholders	$(433,680)	$(276,336)	$(157,344)

Research and Development Expenses

	Year Ended December 31,
	2023	2022	Change
		(in thousands)
Direct research and development expenses:
Schizophrenia clinical trials	$108,176	$103,474	$4,702
Alzheimer's disease psychosis clinical trials	33,409	7,531	25,878
CMC and formulation	42,925	28,175	14,750
Preclinical	13,338	2,086	11,252
Medical affairs	11,737	2,979	8,758
Discovery	16,725	19,006	(2,281)
Unallocated expenses:
Personnel related (including stock-based compensation)	102,182	53,883	48,299
License Fees	15,200	—	15,200
Consultant fees and other expenses	20,409	7,113	13,296
Total research and development expense	$364,101	$224,247	$139,854

Expenses related to our schizophrenia clinical trials increased by $4.7 million, primarily due to expenses related to our ongoing EMERGENT and ARISE Phase 3 trials as well as our ABPM Phase 1b trial. The increase of $25.9 million in expenses related to our Alzheimer's disease psychosis clinical trials, known as the ADEPT program, is primarily driven by the initiation of our ADEPT-2 and ADEPT-3 studies in the second half of 2024, as well as our ongoing ADEPT-1 Phase 3 trial which initiated in the third quarter of 2022. The increase of $14.8 million in CMC and formulation expenses is primarily due to an increase in manufacturing activities in 2023 to obtain sufficient supply of KarXT to support our NDA submission and potential commercialization, as well as current and future clinical trial activities. The increase of $11.3 million in expenses related to preclinical activities is primarily due to the timing and execution of studies for KarXT and early pipeline candidates. The increase of $8.8 million related to medical affairs is due to an increase in research and educational activities to support the potential commercialization of KarXT. The decrease of $2.3 million in discovery costs is due to the timing of activities associated with our portfolio of discovery programs. The increase of $48.3 million in personnel related costs was primarily a result of an increase in headcount and an increase of $20.2 million related to stock-based compensation expense. License fees of $15.2 million are primarily due to the upfront payment made in connection with the license agreement for Goldfinch Bio’s TRPC4/5 channel candidates, including KAR-2618. The increase of $13.3 million in consultant fees and other expenses was due to an increase in consulting costs not specifically allocated to discovery, medical affairs, preclinical, clinical, or CMC and formulation activities.

General and Administrative Expenses

	Year Ended December 31,
	2023	2022	Change
		(in thousands)
Personnel-related (including stock-based compensation)	$66,645	$44,677	$21,968
Professional and consultant fees	41,863	19,388	22,475
Other	22,822	12,001	10,821
Total general and administrative expense	$131,330	$76,066	$55,264

The increase of $22.0 million in personnel related costs was primarily a result of an increase in headcount and an increase of $6.9 million related to stock-based compensation expense. The increase of $22.5 million in professional and consultant fees was primarily due to an increase in pre-commercial costs, accounting fees, legal costs, costs associated with the proposed Merger with Bristol Myers Squibb, and consulting fees related to our ongoing business activities. The increase of $10.8 million in other expenses was primarily due to other infrastructure and administrative related costs to support increased headcount.

Other Income, Net

	Year Ended December 31,
	2023	2022	Change
		(in thousands)
Interest income	$61,179	$14,178	$47,001
Sublease income	588	580	8
Total other income, net	$61,767	$14,758	$47,009

Interest income is attributable to interest earned on our cash equivalents, available-for-sale investments and short-term investments. The increase of $47.0 million in interest income is primarily due to an increase in cash equivalents and investment securities held, as well as an increase in interest rates on such instruments for the year ended December 31, 2023 compared to December 31, 2022.

Comparison of the Years Ended December 31, 2022 and 2021

	Year Ended December 31,
	2022	2021	Change
		(in thousands)
License and other revenue	$10,637	$36,964	$(26,327)
Operating expenses:
Research and development	224,247	128,200	96,047
General and administrative	76,066	52,617	23,449
Total operating expenses	300,313	180,817	119,496
Loss from operations	(289,676)	(143,853)	(145,823)
Total other income, net	14,758	54	14,704
Income tax provision	(1,418)	(6)	(1,412)
Net loss attributable to common stockholders	$(276,336)	$(143,805)	$(132,531)

Research and Development Expenses

	Year Ended December 31,
	2022	2021	Change
		(in thousands)
Direct research and development expenses:
Schizophrenia clinical trials	$103,474	$62,167	$41,307
Alzheimer's disease psychosis clinical trials
Dementia-related psychosis clinical trials	7,531	1,573	5,958
Pain clinical trial	—	143	(143)
CMC and formulation	28,175	15,943	12,232
Preclinical	2,086	2,469	(383)
Medical affairs	2,979	310	2,669
Discovery	19,006	14,068	4,938
Unallocated expenses:
Personnel related (including stock-based compensation)	53,883	29,524	24,359
Consultant fees and other expenses	7,113	2,003	5,110
Total research and development expense	$224,247	$128,200	$96,047

Expenses related to our schizophrenia clinical trials increased by $41.3 million, primarily due to expenses related to enrollment and close out costs related to our EMERGENT Phase 3 trials, and enrollment related to our ARISE Phase 3 trials. The increase of $6.0 million in expenses related to our Alzheimer's disease psychosis clinical trials (our ADEPT program) is primarily driven by start-up costs for, and initiation of, the ADEPT-1 Phase 3 trial in the third quarter of 2022. The decrease of $0.1 million in expenses related to our pain clinical trial is due to unrepeated costs of closing out the Phase 1b trial in 2021. CMC and formulation expenses increased by $12.2 million due to an increase in manufacturing activities in 2022 to obtain sufficient supply of KarXT to support current and future clinical trial activities as well as activities to support a planned NDA submission and potential commercialization. The decrease of $0.4 million in expenses related to preclinical activities is primarily due to the timing and execution of studies in 2022. The increase of $2.7 million related to medical affairs is due to an increase in research and educational activities to support the potential commercialization of KarXT. The increase of $4.9 million in discovery costs is due to an increase in costs associated with our portfolio of discovery programs, including ongoing collaborations with Charles River Labs and Psychogenics, Inc., in 2022. The increase of $24.4 million in personnel related costs was primarily a result of an increase in headcount and an increase of $9.3 million related to stock-based compensation expense. The increase of $5.1 million in consultant fees and other expenses was due to timing of consulting costs not specifically allocated to discovery, medical affairs, preclinical, clinical, or CMC and formulation activities.

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

The increase in sublease income is due to the sublease of our Arch Street office space in Boston, Massachusetts, a portion of which commenced in June 2021. As of January 21, 2022, all leases at our Arch Street office space in Boston, Massachusetts had been subleased through the end of their lease terms, which ended on December 31, 2023.

Impairment loss on right-of-use assets for the year ended December 31, 2021 represents impairment recognized on our right-of-use lease assets to the extent their carrying value exceeded their estimated fair value for our Arch Street facility leases in Boston, Massachusetts. See Note 10 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates until we receive FDA approval, which may take longer than we anticipate, or may not occur at all. Through December 31, 2023, our operations have been financed by net proceeds of $25.7 million from the issuance of convertible notes, $91.0 million from the sale of shares of our redeemable convertible preferred stock, $93.0 million from the sale of our common stock in our initial public offering in June 2019, $234.2 million from the sale of our common stock in a follow-on public offering in November 2019, $270.0 million from the sale of our common stock in a follow-on public offering in March 2021, $819.1 million from the sale of our common stock in a follow-on public offering in August 2022, $436.7 million from the sale of our common stock in a follow-on public offering in March 2023, and $45.0 million from the Zai License Agreement, as well as interest income from our cash equivalents and investment portfolio. As of December 31, 2023, we had $1,260.8 million in cash, cash equivalents and available-for-sale investments, and an accumulated deficit of $997.9 million.

On June 21, 2023, we filed an automatically effective registration statement on Form S-3, or the 2023 Registration Statement, with the SEC which registers the offering, issuance and sale of an unspecified amount of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into an equity distribution agreement, or the 2023 Distribution Agreement, with Goldman Sachs & Co. LLC and Leerink Partners (f/k/a SVB Securities LLC), as sales agents, to provide for the issuance and sale by the Company of up to $400.0 million of common stock from time to time in “at-the-market” offerings under the 2023 Registration Statement and related prospectus, or the 2023 ATM Program. We may sell common stock pursuant to the 2023 Distribution Agreement from time to time in varying amounts, which may be limited, based upon factors including (among others) market conditions, investor demand, the trading price of our common stock, and determinations by us of our need for, and appropriate sources of, additional capital. As of December 31, 2023, no sales had been made pursuant to the 2023 ATM Program.

Our primary use of cash has been to fund operating expenses, which consist of research and development and general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding prepaid expenses, accounts payable and accrued expenses.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Net cash used in operating activities	$(385,819)	$(228,006)	$(100,878)
Net cash used in investing activities	(160,321)	(586,395)	(22,688)
Net cash provided by financing activities	483,373	855,777	277,575
Net (decrease) increase in cash, cash equivalents and restricted cash	$(62,767)	$41,376	$154,009

Cash Flows from Operating Activities

Cash used in operating activities for the year ended December 31, 2023 was $385.8 million, consisting of a net loss of $433.7 million adjusted for noncash items, including stock-based compensation expense of $74.6 million, and interest income resulting from the amortization of premiums and accretion of discounts on our available-for-sale investments of $38.0 million. The change in our net operating assets and liabilities was primarily due to an increase in prepaid expenses and other current assets of $10.9 million and $10.7 million, respectively, offset by increases in accounts payable, accrued expenses, and other current liabilities of $4.4 million, $11.4 million, and $16.9 million, respectively. The increases in prepaid expenses, accounts payable, and accrued expenses is primarily driven by timing of payments made and services rendered by CROs and CMOs in connection with our clinical trials. The increase in other current assets is due primarily to payment of a refundable regulatory fee, a receivable arising in connection with the acquisition of rights to a general unsecured claim against Goldfinch Bio, and a receivable arising from the close out of our Phase 3 EMERGENT-2 and EMERGENT-3 trials. The increase in other current liabilities is primarily due to payroll tax withholdings on option exercises and stock issued under benefit plans.

Cash used in operating activities for the year ended December 31, 2022 was $228.0 million, consisting of a net loss of $276.3 million adjusted for noncash items, including stock-based compensation expense of $47.5 million, and interest income resulting from the amortization of premiums and accretion of discounts on our available-for-sale investments of $5.0 million. The change in our net operating assets and liabilities was primarily due to a decrease in accounts receivable of $1.7 million related to payments received under the Zai License Agreement, and increases in prepaid expenses of $9.0 million and accrued expenses of $13.2 million, primarily driven by timing of payments made to and services rendered by CROs and CMOs in connection with our clinical trials, as well as an increase in personnel related accruals due to increased headcount.

Cash used in operating activities for the year ended December 31, 2021 was $100.9 million, consisting of a net loss of $143.8 million adjusted for noncash items, including stock-based compensation expense of $29.8 million, interest expense resulting from the amortization of premiums and accretion of discounts on our available-for-sale investments of $1.1 million, and impairment loss on right-of-use assets of $0.7 million. The change in our net operating assets and liabilities was primarily due to an increase in accrued expenses of $10.9 million, mainly driven by expenses incurred and timing of payments to CROs and CMOs in connection with and in support of our clinical trial activities, as well as an increase personnel related accruals due to increased headcount.

Cash Flows from Investing Activities

Cash used in investing activities for the year ended December 31, 2023 was $160.3 million, consisting primarily of $1,518.5 million for the purchase of investment securities, partially offset by maturities of investment securities of $1,363.1 million.

Cash used in investing activities for the year ended December 31, 2022 was $586.4 million, consisting primarily of $930.3 million for the purchase of investment securities, partially offset by maturities of investment securities of $344.8 million.

Cash used in investing activities for the year ended December 31, 2021 was $22.7 million, consisting primarily of $400.8 million for the purchase of investment securities and $3.1 million for the acquisition of property and equipment, partially offset by maturities and sales of investment securities of $372.2 million and $9.0 million, respectively.

Cash Flows from Financing Activities

Cash provided by financing activities for the year ended December 31, 2023 was $483.4 million and was attributable to $436.5 million in net proceeds received from the sale of our common stock in our follow-on public offering and $51.4 million attributable to proceeds received from the exercise of stock options, partially offset by the acquisition of treasury stock in the amount of $4.5 million.

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

As of December 31, 2023, we had cash, cash equivalents and available-for-sale investments of $1,260.8 million. Based on our current plans, we believe that our existing cash, cash equivalents and available-for-sale investments will be sufficient to meet our anticipated operating and capital expenditure requirements through the end of 2026.

We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including:

•
the possibility that the proposed Merger with Bristol Myers Squibb is not consummated in a timely manner or at all;
•
the scope, progress, results and costs of researching and developing KarXT for our current and future indications as well as other product candidates we may develop, including KAR-2618;
•
the timing of, and the costs involved in, obtaining marketing approvals for KarXT for our current and future indications as well as future product candidates we may develop and pursue, including KAR-2618;
•
if approved, the costs of commercialization activities for KarXT for the approved indication, or any other product candidate that receives regulatory approval to the extent such costs are not the responsibility of any future collaborators, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;
•
subject to receipt of regulatory approval, the revenue received, if any, from commercial sales of KarXT for any indication or revenues received from any other product candidates;
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

Unless and until the proposed Merger is consummated, or unless and until we can generate substantial product revenue, we expect to finance our operations through a combination of equity financings, debt financings, collaborations with other companies or other strategic transactions. We do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect their rights as common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

Cash Requirements due to Contractual Obligations and Other Commitments

We are under agreement to lease office space in Carmel, Indiana through August 2024. Remaining lease payments total $0.1 million through the end of the lease term.

In March 2021, we entered into an agreement to sublease approximately 25,445 square feet of office space, or the High Street Premises, from a third party in Boston, Massachusetts as part of the relocation of our corporate headquarters. The term of the sublease extends from April 1, 2021 through December 31, 2025, and provides for escalating annualized base rent payments starting at approximately $1.5 million and increasing to $1.6 million in the final year of the sublease. Remaining lease payments from January 1, 2024 through the end of the lease term total $3.2 million.

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

In October 2023, we entered into an amended temporary use and occupancy agreement for approximately 24,353 square feet of additional office space located at 99 High Street in Boston, MA. The term of the agreement is from November 1, 2023 through December 31, 2024, and provides for escalating annualized rent starting at approximately $0.7 million through December 31, 2023 and increasing to $1.3 million starting in January 2024. Remaining payments from January 1, 2024 through the end of the agreement total $1.3 million.

We enter into contracts in the normal course of business with CROs, CMOs and other third parties for clinical trials, preclinical research studies and testing and manufacturing services. These contracts are generally cancelable by us upon prior written notice. Payments due upon cancellation consist of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation, and may also include termination penalties. As of December 31, 2023 the timing, amount or likelihood of such payments are not known.

We are also party to certain license and collaboration agreements with PureTech Health, Eli Lilly and Company, GFB (ABC) LLC, assignee of the assignment estate of Goldfinch Bio. We may be obligated to make certain future payments which are contingent upon future events such as our achievement of specified regulatory and commercial milestones, or royalties on net product sales under these agreements. As of December 31, 2023, we were unable to estimate the timing or likelihood of achieving these milestones or generating future product sales.

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

Research and Development Contract Costs and Accruals

As part of the process of preparing our consolidated financial statements, we are required to estimate our prepaid and accrued research and development expenses. We accrue for estimated costs of research and development activities conducted by third-party service providers, which include the conduct of preclinical studies and clinical trials, and contract manufacturing activities. We record the estimated costs of research and development activities based upon the estimated amount of services provided and include these costs in prepaid expenses and accrued expenses in the balance sheets and within research and development expense in the statements of operations. When evaluating the future utility of the prepaid expenses and adequacy of the accrued expenses, we analyze progress of the research studies or clinical trials and manufacturing activities, including the phase or completion of events, invoices received and contracted costs.

Our objective is to reflect the appropriate clinical trial expenses in our financial statements by matching those expenses with the period in which services are performed and efforts are expended. We account for these expenses according to the progress of the clinical trial as measured by subject progression and the timing of various aspects of the trial. We determine accrual estimates through financial models taking into account various clinical information provided by vendors and discussion with applicable personnel and external service providers as to the progress or state of consummation of trials, or the services completed. During the course of a clinical trial, we adjust our clinical expense recognition if actual results differ from our estimates. We make estimates of our accrued expenses as of each balance sheet date based on the facts and circumstances known to us at that time.

Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low for any particular period. Our historical prepaid and accrual estimates have not been materially different from the actual costs.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and available-for-sale investment securities of $1,260.8 million as of December 31, 2023, which consisted primarily of money market funds and investment securities, largely composed of U.S. Treasuries and Agencies and investment grade, short to intermediate term fixed income securities.

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

We do not believe that inflation had a material effect on our business, financial condition or results of operations during the years ended December 31, 2023, 2022 and 2021. However, inflation has had, and may continue to have, an impact on the labor costs we incur to attract and retain qualified personnel.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Karuna Therapeutics, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Karuna Therapeutics, Inc. and subsidiary (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Evaluation of prepaid research and development contract costs

As discussed in Note 2 to the consolidated financial statements, the Company incurs costs for research and development activities conducted by third-party service providers, which include the conduct of preclinical studies and clinical trials, and contract manufacturing activities. The Company records the estimated costs of research and development activities based upon the estimated amount of services provided by analyzing progress of the research studies or clinical trials and manufacturing activities, including the phase or completion of events, invoices received and contracted costs. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred. Advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. As of December 31, 2023, prepaid research and development expenses totaled $35.7 million as discussed in Note 4 to the consolidated financial statements.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the research and development contract process. This included a control related to the assumptions and inputs described above. We selected certain research and development contracts and assessed the Company’s estimate of the cost of activities completed to date by:

•
inquiring of management, including the internal project managers responsible for monitoring and tracking the status of clinical trials
•
examining underlying documentation and third-party evidence from clinical research organizations, and comparing them to management’s assumptions and inputs
•
obtaining and inspecting executed change orders and original contract terms, including the timeline and budget, and agreeing them to the information used in the Company’s estimation of research and development costs incurred to date
•
examining certain invoices received after December 31, 2023 and evaluating whether services received prior to December 31, 2023 were included in the Company’s estimate of costs incurred as of December 31, 2023.

/s/ KPMG LLP

We have served as the Company’s auditor since 2018.

Boston, Massachusetts
February 22, 2024

Karuna Therapeutics, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$185,823	$248,329
Investment securities, available-for-sale	1,074,957	875,715
Short-term investments, other	2,033	—
Accounts receivable	—	57
Prepaid expenses	39,993	29,106
Other current assets	12,507	1,562
Total current assets	1,315,313	1,154,769
Restricted cash	—	261
Right-of-use lease assets - operating, net	15,090	4,674
Property and equipment, net	5,424	3,201
Other non-current assets	382	429
Total assets	$1,336,209	$1,163,334
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,783	$2,379
Accrued expenses	41,609	29,285
Current portion of operating lease liability	2,843	2,282
Other current liabilities	16,894	—
Total current liabilities	68,129	33,946
Operating lease liability, net of current portion	13,845	3,046
Other non-current liabilities	—	104
Total liabilities	81,974	37,096
Commitments and Contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and 0 shares outstanding as of December 31, 2023 and 2022	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized as of December 31, 2023 and 2022; 38,091,829 and 34,473,905 shares issued as of December 31, 2023 and 2022; 38,077,525 and 34,473,905 shares outstanding as of December 31, 2023 and 2022, respectively	4	3
Additional paid-in capital	2,256,431	1,693,732
Accumulated deficit	(997,887)	(564,207)
Accumulated other comprehensive income (loss)	211	(3,290)
Treasury stock at cost, 14,304 and 0 shares as of December 31, 2023 and 2022, respectively	(4,524)	—
Total stockholders’ equity	1,254,235	1,126,238
Total liabilities and stockholders’ equity	$1,336,209	$1,163,334

The accompanying notes are an integral part of these consolidated financial statements

Karuna Therapeutics, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
License and other revenue	$654	$10,637	$36,964
Operating expenses:
Research and development	364,101	224,247	128,200
General and administrative	131,330	76,066	52,617
Total operating expenses	495,431	300,313	180,817
Loss from operations	(494,777)	(289,676)	(143,853)
Other income, net:
Interest income	61,179	14,178	502
Sublease income	588	580	254
Impairment loss on right-of-use assets	—	—	(702)
Total other income, net	61,767	14,758	54
Net loss before income taxes	(433,010)	(274,918)	(143,799)
Income tax provision	(670)	(1,418)	(6)
Net loss attributable to common stockholders	$(433,680)	$(276,336)	$(143,805)
Net loss per share, basic and diluted (Note 7)	$(11.73)	$(8.74)	$(4.94)
Weighted average common shares outstanding used in computing net loss per share, basic and diluted	36,959,049	31,629,013	29,138,915

The accompanying notes are an integral part of these consolidated financial statements

Karuna Therapeutics, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2023	2022	2021
Net loss	$(433,680)	$(276,336)	$(143,805)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale investments	3,501	(2,793)	(536)
Comprehensive loss	$(430,179)	$(279,129)	$(144,341)

The accompanying notes are an integral part of these consolidated financial statements

Karuna Therapeutics, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	(Loss) Income	Equity
Balance, December 31, 2020	26,988,458	$3	—	$—	$482,955	$(144,066)	$39	$338,931
Issuance of common stock upon public offering, net of $17,250 in under-writing discounts and commissions and $233 in offering costs	2,395,834	—	—	—	270,017	—	—	270,017
Stock-based compensation expense	—	—	—	—	29,811	—	—	29,811
Exercise of common options	386,266	—	—	—	7,608	—	—	7,608
Other comprehensive loss	—	—	—	—	—	—	(536)	(536)
Net loss	—	—	—	—	—	(143,805)	—	(143,805)
Balance, December 31, 2021	29,770,558	$3	—	$—	$790,391	$(287,871)	$(497)	$502,026
Issuance of common stock upon public offering, net of $43,125 in under-writing discounts and commissions and $328 in offering costs	4,011,628	—	—	—	819,047	—	—	819,047
Stock-based compensation expense	—	—	—	—	47,451	—	—	47,451
Exercise of common options	691,719	—	—	—	36,843	—	—	36,843
Other comprehensive loss	—	—	—	—	—	—	(2,793)	(2,793)
Net loss	—	—	—	—	—	(276,336)	—	(276,336)
Balance, December 31, 2022	34,473,905	$3	—	$—	$1,693,732	$(564,207)	$(3,290)	$1,126,238
Issuance of common stock upon public offering, net of $23,000 in under-writing discounts and commissions and $281 in offering costs	2,851,299	1	—	—	436,719	—	—	436,720
Stock-based compensation expense	—	—	—	—	74,599	—	—	74,599
Exercise of common options	733,300	—	—	—	51,381	—	—	51,381
Vesting of restricted stock units	19,021	—	—	—	—	—	—	—
Shares repurchased to cover employee payroll tax withholdings on stock issued under benefit plans	—	—	14,304	(4,524)	—	—	—	(4,524)
Other comprehensive income	—	—	—	—	—	—	3,501	3,501
Net loss	—	—	—	—	—	(433,680)	—	(433,680)
Balance, December 31, 2023	38,077,525	$4	14,304	$(4,524)	$2,256,431	$(997,887)	$211	$1,254,235

The accompanying notes are an integral part of these consolidated financial statements

Karuna Therapeutics, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net loss	$(433,680)	$(276,336)	$(143,805)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	74,599	47,451	29,811
Impairment loss on right-of-use assets	—	—	702
Amortization of premiums and accretion of discounts on investment securities	(37,966)	(5,007)	1,063
Depreciation and amortization expense	1,701	1,112	506
Changes in operating assets and liabilities:
Accrued interest on investment securities	(2,404)	(983)	261
Accounts receivable	57	1,693	(1,750)
Prepaid expenses	(10,887)	(8,040)	283
Other current assets	(10,741)	(922)	443
Right-of-use assets	2,903	1,779	1,305
Other non-current assets	47	102	(531)
Accounts payable	4,347	243	1,071
Accrued expenses	11,374	13,077	10,881
Other current liabilities	16,894	—	—
Operating lease liability	(1,959)	(2,175)	(1,222)
Other non-current liabilities	(104)	—	104
Net cash used in operating activities	(385,819)	(228,006)	(100,878)

Cash flows from investing activities
Purchases of investment securities	(1,518,495)	(930,280)	(400,829)
Purchase of short-term investments (certificates of deposit)	(2,033)	—	—
Maturities of investment securities	1,363,124	344,800	372,223
Sales of investment securities	—	—	8,990
Acquisition of property and equipment	(2,917)	(915)	(3,072)
Net cash used in investing activities	(160,321)	(586,395)	(22,688)

Cash flows from financing activities
Proceeds from public offering, net of underwriting discounts and commissions	436,720	819,375	270,250
Payment of offering costs	(204)	(441)	(283)
Purchase of shares to cover employee payroll tax withholdings on stock issued under benefit plans	(4,524)	—	—
Proceeds from exercise of stock options	51,381	36,843	7,608
Net cash provided by financing activities	483,373	855,777	277,575
Net (decrease) increase in cash, cash equivalents and restricted cash	(62,767)	41,376	154,009
Cash, cash equivalents and restricted cash at beginning of period	248,590	207,214	53,205
Cash, cash equivalents and restricted cash at end of period	$185,823	$248,590	$207,214

Supplemental disclosures of cash flows information
Lease liabilities arising from obtaining right-of-use assets	$13,319	$—	$6,040
Purchases of property and equipment included in accounts payable and accrued expenses	$1,007	$306	$77

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

Since the Company’s inception, it has focused substantially all of its efforts and financial resources on organizing and staffing the Company, acquiring and developing its technology, raising capital, building its intellectual property portfolio, undertaking preclinical studies and clinical trials, preparing for the potential commercialization of KarXT, and providing general and administrative support for these activities. The Company has not generated any product revenue related to its primary business purpose to date and is subject to a number of risks similar to those of other early stage companies, including dependence on key individuals, regulatory approval of products, uncertainty of market acceptance of products, competition from substitute products and larger companies, compliance with government regulations, protection of proprietary technology, dependence on third parties, product liability, and the need to obtain adequate additional financing to fund the development of its product candidates.

On July 2, 2020, the Company filed an automatically effective registration statement on Form S-3 (the “Registration Statement”) with the SEC which registers the offering, issuance and sale of an unspecified amount of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. The Company simultaneously entered into an equity distribution agreement with Goldman Sachs & Co. LLC, as sales agent, to provide for the issuance and sale by the Company of up to $150.0 million of common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus filed with the Registration Statement (the “ATM Program”). On June 21, 2023, the Company and Goldman Sachs & Co. LLC mutually terminated the Equity Distribution Agreement between the parties dated July 2, 2020 (the “Distribution Agreement”) in connection with the upcoming expiration of the Company's automatic shelf Registration Statement on Form S-3 (File No. 333-239657) filed with the Securities and Exchange Commission on July 2, 2020 (the “Existing Form S-3”). As of December 31, 2023, no sales had been made pursuant to the ATM Program.

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

On March 21, 2023, the Company completed a follow-on public offering under the Registration Statement and a related prospectus supplement in which it issued and sold 2,851,299 shares of common stock, which included the full exercise of the underwriters’ option to purchase an additional 371,908 shares of common stock, at a public offering price of $161.33 per share. The aggregate net proceeds to the Company from the offering, inclusive of proceeds from the option exercise, were $436.7 million after deducting underwriting discounts and commissions of $23.0 million and offering expenses of $0.3 million.

On June 21, 2023, the Company filed an automatically effective registration statement on Form S-3 (the "2023 Registration Statement"), with the SEC which registers the offering, issuance and sale of an unspecified amount of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. The Company simultaneously entered into an equity distribution agreement (the "2023 Distribution Agreement"), with Goldman Sachs & Co. LLC and Leerink Partners (f/k/a SVB Securities LLC), as sales agents, to provide for the issuance and sale by the Company of up to $400.0 million of common stock from time to time in “at-the-market” offerings under the 2023 Registration Statement and related prospectus (the "2023 ATM Program"). The Company may sell common stock pursuant to the 2023 Distribution Agreement from time to time in varying amounts, which may be limited, based upon factors including (among others) market conditions, investor demand, the trading price of our common stock, and determinations by us of our need for, and appropriate sources of, additional capital. As of December 31, 2023, no sales had been made pursuant to the 2023 ATM Program.

The Company’s consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company experienced negative operating cash flows of $385.8 million for the year ended December 31, 2023 and had an accumulated deficit of $997.9 million as of December 31, 2023. The Company expects to continue to generate negative operating cash flows for the foreseeable future.

The Company expects that its cash, cash equivalents and available-for-sale investments of $1,260.8 million as of December 31, 2023 will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the date of issuance of these consolidated financial statements.

Proposed Transaction with Bristol-Myers Squibb Company

On December 22, 2023, the Company entered into an Agreement and Plan of Merger ("Merger Agreement") with Bristol-Myers Squibb Company ("Bristol Myers Squibb"), and Miramar Merger Sub Inc., a wholly owned subsidiary of Bristol Myers Squibb ("Merger Sub"), pursuant to which, on the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation in such merger (the "Merger") as a wholly owned subsidiary of Bristol Myers Squibb.

On the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger ("Effective Time"), and as a result of the Merger, each share of the Company's common stock that is issued and outstanding immediately prior to the Effective Time (other than (i) shares of our common Stock owned by Bristol Myers Squibb, Merger Sub or any other wholly owned subsidiary of Bristol Myers Squibb, immediately prior to the Effective Time and shares of the Company's common stock owned by the Company immediately prior the Effective Time, including shares of the Company's common stock held in treasury by the Company, and in each case not held on behalf of third parties, and (ii) shares of the Company's common stock for which appraisal rights have been properly exercised in accordance with Section 262 of the Delaware General Corporation Law and perfected and not withdrawn) will be converted into the right to receive $330 in cash, without interest, and less any applicable withholding taxes (the “Merger Consideration”).

Immediately prior to the Effective Time, each outstanding and unexercised option to purchase shares of the Company's common stock (an “Option”), whether granted under a Company stock plan or otherwise, will, automatically and without any required action on the part of the holder thereof, become immediately vested and be cancelled and will only entitle the holder of such Option to receive (without interest), at or promptly after the Effective Time, a one-time lump sum payment in an amount in cash equal to (i) the total number of shares of common stock subject to such Option multiplied by (ii) the excess, if any, of the Merger Consideration over the exercise price per share of the common stock under such Option, less applicable taxes required to be withheld with respect to such payment. For the avoidance of doubt, any Option which has a per share exercise price that is greater than or equal to the Merger Consideration shall be cancelled at the Effective Time for no consideration or payment and shall have no further force or effect.

Immediately prior to the Effective Time, each outstanding restricted stock unit (“Company RSU”), whether granted under a Company stock plan or otherwise, shall, automatically and without any required action on the part of the holder thereof, become immediately vested and be cancelled and shall only entitle the holder of such Company RSU to receive (without interest), at or promptly after the Effective Time, a one-time lump sum payment in an amount in cash equal to (i) the total number of shares of common stock subject to such Company RSU immediately prior to the Effective Time multiplied by (ii) the Merger Consideration, less applicable taxes required to be withheld with respect to such payment.

Consummation of the Merger is subject to certain customary conditions, including (i) the approval of the Merger by the holders of a majority of the outstanding shares of the Company's common stock, (ii) the absence of any law prohibiting or order preventing the consummation of the Merger, (iii) the receipt of certain regulatory approvals, to the extent required, including the expiration or early termination of the applicable waiting period (or any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and (iv) compliance in all material respects on the part of each of the Company, Bristol Myers Squibb and Merger Sub with such party’s covenants under the Merger Agreement. The obligation of each party to consummate the Merger is also conditioned upon the other party’s representations and warranties being true and correct (subject to certain materiality exceptions), and upon no “Material Adverse Effect” (as defined in the Merger Agreement) having occurred with respect to the Company since the signing of the Merger Agreement.

Subject to the satisfaction of such closing conditions, the Company anticipates the Merger and the other transactions contemplated by the Merger Agreement to close in the first half of 2024. Following completion of the Merger, the Company's common stock will no longer be publicly listed.

The Company and Bristol Myers Squibb have certain customary termination rights pursuant to the Merger Agreement, including the Company's right to terminate the Merger Agreement to accept a “Superior Proposal” (as defined in the Merger Agreement) subject to compliance with certain procedures specified in the Merger Agreement. If the Merger Agreement is terminated under certain specified circumstances set forth in the Merger Agreement, the Company will be required to pay Bristol Myers Squibb a termination fee of $490 million. If the Merger Agreement is terminated under other specified circumstances set forth in the Merger Agreement, Bristol Myers Squibb will be required to pay the Company a termination fee of $600 million.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the accrual of research and development expenses and revenue. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results could differ from the Company’s estimates.

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

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ equity as a reduction of additional paid-in capital generated as a result of the offering. Should the in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the statement of operations. Deferred offering costs associated with the Company's ATM Programs were $0.2 million and $0.6 million as of December 31, 2023 and 2022, respectively. All other deferred offering costs accumulated during the years ended December 31, 2023 and 2022 and associated with the Company’s public offerings were recorded as a reduction of additional paid-in capital upon the close of the Company’s public offerings on March 21, 2023 and August 9, 2022, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash equivalents, investment securities, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued expenses and other current liabilities. The carrying amount of accounts receivable, prepaid expenses, other current assets, accounts payable, accrued expenses and other current liabilities are considered a reasonable estimate of their fair value, due to the short-term maturity of these instruments. The Company’s cash equivalents and investment securities are carried at fair value, determined according to the fair value hierarchy described below (see Note 9).

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

Treasury Stock

The Company may repurchase shares of its common stock from employees to satisfy payroll tax withholdings upon vesting of awards in connection with the Company's equity incentive plans. Repurchases of common stock are recorded in treasury stock at cost.

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

The Company assesses whether each promised good or service is distinct for the purpose of identifying the performance obligations in the contract. This assessment involves subjective determinations and requires management to make judgments about the individual promised goods or services and whether they are separable from the other aspects of the contractual relationship. Promised goods and services are considered distinct provided that: (i) the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (that is, the good or service is capable of being distinct) and (ii) the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (that is, the promise to transfer the good or service is distinct within the context of the contract). In assessing whether a promised good or service is distinct in the context of a collaboration or licensing arrangement, the Company considers factors such as the research, manufacturing and commercialization capabilities of a collaboration partner and the availability of the associated expertise in the general marketplace (see discussion of license agreement in Note 10). The Company also considers the intended benefit of the contract in assessing whether a promised good or service is separately identifiable from other promises in the contract. If a promised good or service is not distinct, an entity is required to combine that good or service with other promised goods or services until it identifies a bundle of goods or services that is distinct.

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

Acquired In-Process Research and Development ("IPR&D") and Development Milestones

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

Net Income (Loss) Per Share

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

The Company reported a net loss attributable to common stockholders for the years ended December 31, 2023, 2022 and 2021.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2023, 2022 and 2021, the Company’s only element of other comprehensive loss was unrealized gains (losses) on available-for-sale investments.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, which is intended to provide enhanced segment disclosures. The standard will require disclosures about significant segment expenses and other segment items and identifying the Chief Operating Decision Maker and how they use the reported segment profitability measures to assess segment performance and allocate resources. These enhanced disclosures are required for all public entities on an interim and annual basis, even if they have only a single reportable segment. The standard is effective for years beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is evaluating this standard to determine if adoption will have a material impact on the Company's consolidated financial statements.

Note 3. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2023	2022
Leasehold improvements	$1,376	$1,367
Furniture and fixtures	1,035	1,020
Computer equipment	1,576	999
Office equipment	1,046	673
Software	1,679	596
Assets not yet in service	1,818	226
Total property and equipment	8,530	4,881
Less: accumulated depreciation	(3,106)	(1,680)
Property and equipment, net	$5,424	$3,201

Depreciation expense was $1.7 million for the year ended December 31, 2023, $1.1 million for the year ended December 31, 2022, and $0.5 million for the year ended December 31, 2021.

Note 4. Current Assets and Current Liabilities

Prepaid expenses consisted of the following (in thousands):

	December 31,
	2023	2022
Research and development expenses	$35,868	$25,285
Insurance	1,863	2,472
Other	2,262	1,349
Total prepaid expenses	$39,993	$29,106

As of December 31, 2023, other current assets included a receivable of $4.9 million in connection with the acquisition of rights to a general unsecured claim against Goldfinch Bio, Inc. ("Goldfinch Bio"), $3.5 million in refunds due from vendors representing payments in excess of services provided, and a refundable regulatory fee of $3.2 million paid in connection with the Company's New Drug Application ("NDA") submission. As of December 31, 2022, other current assets included interest receivable on our investment securities of $0.7 million.

Accrued expenses consisted of the following (in thousands):

	December 31,
	2023	2022
Research and development expenses	$16,172	11,962
Payroll and related expenses	15,145	$11,950
Professional fees	5,451	2,943
Other	4,841	2,430
Total accrued expenses	$41,609	$29,285

As of December 31, 2023, other current liabilities included $17.1 million in tax liability related to payroll tax withholdings on option exercises and stock issued under benefit plans. As of December 31, 2022, there were no other current liabilities.

Note 5. Stockholders’ Equity

Preferred Stock

On July 2, 2019, in connection with the closing of the Company’s IPO, the Company filed its amended and restated Certificate of Incorporation, which authorizes the Company to issue up to 10,000,000 shares of preferred stock, $0.0001 par value per share. Through December 31, 2023, no preferred stock has been issued.

Common Stock

As of December 31, 2023, the Company’s amended and restated Certificate of Incorporation authorized the Company to issue 150,000,000 shares of common stock, $0.0001 par value per share.

Holders of the common stock are entitled to one vote for each share of common stock held at all meetings of stockholders and written actions in lieu of meetings. The holders of common stock are entitled to receive dividends out of funds legally available, as declared by the board of directors. These dividends are subject to the preferential dividend rights of the holders of the Company’s preferred stock. Through December 31, 2023, no cash dividends have been declared or paid.

As of December 31, 2023, there were 38,077,525 shares of common stock outstanding.

Treasury Stock

During the year ended December 31, 2023, the Company repurchased 14,304 common shares of the 33,325 restricted stock units ("RSUs") vested in connection with the Company's equity incentive plans to cover employee payroll tax withholdings. Treasury stock is recorded at cost in the Company's balance sheet as of December 31, 2023.

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

After termination or expiration, the Company is entitled to retain a worldwide, exclusive, and perpetual license from Zai to exploit the licensed product, which would be non-exclusive after expiration (but not termination), subject to a reasonable royalty to be agreed by the parties if terminated for the Company's uncured material breach.

Revenue Recognition

The Company concluded that the distinct units of account within the agreement are reflective of a vendor-customer relationship and therefore within the scope of Revenue from Contracts with Customers ("ASC 606").

Under the provisions of ASC 606, the Company identified one performance obligation. The Company provided an exclusive license to intellectual property, bundled with the associated know-how and certain professional services that are not substantive.

Under the terms of the Zai License Agreement, Zai has the sole right to manufacture, or have manufactured, KarXT for use in development and commercialization in the Licensed Territory. At the election of Zai, the Company may supply KarXT to Zai at the fully burdened manufacturing cost plus a specified margin, as defined within the Zai License Agreement. This provision was determined to be an option to acquire additional goods or services at a price that approximates the stand-alone selling price for that good or service, and therefore does not represent a material right, or separate performance obligation, within the context of the Zai License Agreement. For the years ended December 31, 2023 and 2022, the Company recognized $0.7 million and less than $0.1 million, respectively, in revenue associated with sales of clinical drug supply to Zai. For the year ended December 31, 2021, no revenue was recognized for sales of clinical drug supply.

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

Milestone Payments. The potential development and regulatory milestone payments, as well as sales milestone payments, are paid upon achievement of certain milestones as defined in the Zai License Agreement. For the year ended December 31, 2022, the Company recognized $10.6 million in license revenue for certain development milestones and related payments to taxing authorities on the Company's behalf, and recorded $1.1 million in foreign tax expense to income tax provision. For the years ended December 31, 2023 and 2021, no revenue was recognized for development and regulatory milestones.

For all remaining development and regulatory milestones, which, as of December 31, 2023, can total up to $70.0 million, it was determined that their achievement is highly dependent on factors outside of the Company's control. These payments have been fully constrained until the Company concludes that achievement of the milestone is probable, and that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods, and as such have been excluded from the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint and, if necessary, adjust its estimate of the overall transaction price.

As of December 31, 2023, the Company has not recognized any revenue associated with sales milestones.

Royalties. Any consideration related to royalties will be recognized if and when the related sales occur, as they were determined to relate predominantly to the license granted to Zai and, therefore, have also been excluded from the transaction price. No royalty revenue was recognized during the years ended December 31, 2023, 2022, or 2021.

There was no deferred revenue as of December 31, 2023 or 2022 related to the Zai License Agreement.

Note 7. Net Loss per Share

Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share of common stock for the years ended December 31, 2023, 2022 and 2021 (in thousands, except share and per share data):

	Year Ended December 31,
	2023	2022	2021
Net Loss	$(433,680)	$(276,336)	$(143,805)
Weighted-average shares used in computing net loss per share	36,959,049	31,629,013	29,138,915
Net loss per share, basic and diluted	$(11.73)	$(8.74)	(4.94)

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

The following common stock equivalents, presented based on amounts outstanding at each period end, have been excluded from the calculation of diluted net loss per share:

	Year Ended December 31,
	2023	2022	2021
Stock options to purchase common stock	5,236,749	5,570,355	5,323,162
Restricted stock units	318,381	—	—
	5,555,130	5,570,355	5,323,162

Note 8. Stock-based Compensation

In September 2009, the Company’s board of directors approved the 2009 Stock Incentive Plan (the “2009 Plan”), which provided for the grant of incentive stock options to employees and non-statutory stock options to directors, consultants, and non-employees of the Company. The 2009 Plan terminated in July 2019 effective upon the completion of the Company’s IPO. No additional options will be granted under the 2009 Plan. At December 31, 2023, there were 1,850,177 options outstanding under the 2009 Plan.

In May 2019, the Company’s board of directors approved the 2019 Stock Option and Incentive Plan (the “2019 Plan”), which became effective on June 26, 2019, the date immediately prior to the date on which the registration statement related to the IPO was declared effective by the SEC. The 2019 Plan will expire in May 2029. Under the 2019 Plan, the Company may grant incentive stock options, non-statutory stock options, restricted stock awards, RSUs and other stock-based awards. There were 1,709,832 shares of the Company’s common stock initially reserved for issuance under the 2019 Plan. The number of shares of common stock underlying awards that expire, or are terminated, surrendered, canceled or forfeited without having been fully exercised under the 2009 Plan will be added to the shares of common stock available for issuance under the 2019 Plan. In addition, the number of shares of common stock that may be issued under the 2019 Plan automatically increases on January 1 of each calendar year, commencing on January 1, 2020, by 4% of the number of shares of common stock outstanding on the immediately preceding December 31 or such lesser amount determined by the Company’s board of directors or the compensation committee of the board of directors. As of December 31, 2023, there were 1,653,433 common shares available for issuance, 3,386,572 options outstanding, and 318,381 RSUs outstanding under the 2019 Plan.

Stock Options

Options under the 2019 Plan generally vest based on the grantee’s continued service with the Company during a specified period following a grant as determined by the board of directors and expire ten years from the grant date. Awards typically vest in four years, but vesting conditions can vary based on the discretion of the Company’s board of directors.

A summary of the Company’s stock option activity and related information is as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	5,570,355	$63.82	7.2	$744,097
Granted	707,004	192.92
Exercised	(733,300)	70.07
Forfeited	(304,384)	143.65
Expired	(2,926)	123.93
Outstanding as of December 31, 2023	5,236,749	$75.70	6.5	$1,261,077
Options vested and expected to vest as of December 31, 2023	5,236,749	$75.70	6.5	$1,261,077
Options exercisable as of December 31, 2023	3,724,615	$42.63	5.6	$1,020,087

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the publicly traded stock price of the Company’s common stock as of December 31, 2023.

As of December 31, 2023, there was $121.2 million of unrecognized compensation cost, which is expected to be recognized over a weighted-average period of 2.6 years.

The weighted-average fair values of options granted during the years ended December 31, 2023, 2022 and 2021 was $113.15, $79.63, and $71.40, respectively. The intrinsic value of options exercised during the years ended December 31, 2023, 2022 and 2021 was $116.8 million, $106.3 million and $40.5 million, respectively.

The fair value of options granted was estimated at the date of grant using the Black-Scholes model with the following assumptions:

	Year Ended December 31,
	2023	2022	2021
Expected term (in years)	5.50 - 7.00	5.50 - 7.00	5.50 - 7.00
Expected volatility	51.53% - 56.17%	56.25% - 60.39%	56.57% - 60.21%
Risk-free interest rate	3.44% - 4.71%	1.47% - 4.19%	0.57% - 1.37%
Expected dividend yield	0.00%	0.00%	0.00%

Restricted Stock Units

RSUs are granted to certain employees and are payable in shares of the Company's common stock. RSU shares are accounted for at fair value based upon the closing stock price on the date of the grant. The corresponding expense is amortized over the vesting period, which is typically four years.

A summary of the Company's restricted stock unit activity and related information is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested as of December 31, 2022	—	$—
Granted	371,369	194.90
Vested	(33,325)	199.90
Forfeited	(19,663)	190.23
Unvested as of December 31, 2023	318,381	$194.67

As of December 31, 2023, the total remaining unrecognized compensation cost related to nonvested RSUs was $52.4 million, which will be amortized over the weighted-average remaining requisite service period of 3.3 years.

Stock-based Compensation Expense

Stock-based compensation expense is classified in the statements of operations for the years ended December 31, 2023, 2022 and 2021 as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
General and administrative	$33,451	$26,509	$18,175
Research and development	41,148	20,942	11,636
Total stock-based compensation expense	$74,599	$47,451	$29,811

Note 9. Fair Value of Financial Assets and Liabilities

Cash Equivalents and Investment Securities

The following table presents information about the Company’s assets as of December 31, 2023 and 2022 that are measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurement
	at December 31, 2023 Using
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$126,368	$—	$—	$126,368
Commercial paper	—	8,543	—	8,543
Short-term investments, other:
Certificate of deposit	—	2,033	—	2,033
Investment securities:
US Treasuries	649,936	—	—	649,936
US government agencies	168,739	—	—	168,739
Corporate debt securities	—	23,003	—	23,003
Commercial paper	—	233,279	—	233,279
Total	$945,043	$266,858	$—	$1,211,901

	Fair Value Measurement
	at December 31, 2022 Using
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market fund	$160,158	$—	$—	$160,158
Commercial paper	—	61,277	—	61,277
Investment securities:
US Treasuries	423,688	—	—	423,688
US government agencies	210,188	—	—	210,188
Corporate debt securities	—	63,728	—	63,728
Commercial paper	—	178,111	—	178,111
Total	$794,034	$303,116	$—	$1,097,150

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

Certificates of deposit are held for investment with an original maturity greater than three months and less than twelve months are carried at amortized cost and reported as short-term investments on the Company's consolidated balance sheet, which approximates their fair value based on Level 2 inputs.

The Company does not hold any securities classified as Level 3, which are securities valued using unobservable inputs. The Company has not transferred any investment securities between the classification levels.

The estimated fair value and amortized cost of the Company’s available-for-sale investments, by contractual maturity and security type, are summarized as follows (in thousands):

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
US Treasuries (due within one year)	$524,402	$245	$(413)	$524,234
US Treasuries (due after one year and less than three years)	125,126	722	(146)	125,702
US government agencies (due within one year)	123,546	2	(175)	123,373
US government agencies (due after one year and less than three years)	45,445	—	(79)	45,366
Corporate debt securities (due within one year)	20,088	—	(54)	20,034
Corporate debt securities (due after one year and less than three years)	2,980	—	(11)	2,969
Commercial paper (due within one year)	233,159	164	(44)	233,279
Total	$1,074,746	$1,133	$(922)	$1,074,957

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
US Treasuries (due within one year)	$329,533	$17	$(2,044)	$327,506
US Treasuries (due after one year and less than three years)	96,802	—	(620)	96,182
US government agencies (due within one year)	178,319	54	(108)	178,265
US government agencies (due after one year and less than three years)	32,104	—	(181)	31,923
Corporate debt securities (due within one year)	51,952	1	(170)	51,783
Corporate debt securities (due after one year and less than three years)	11,983	—	(38)	11,945
Commercial paper (due within one year)	178,312	16	(217)	178,111
Total	$879,005	$88	$(3,378)	$875,715

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

Unrealized losses on available-for-sale securities presented in the previous table have not been recognized in the consolidated statements of operations because the securities are high credit quality, investment grade securities that the Company does not intend to sell and will not be required to sell prior to their anticipated recovery, and the decline in fair value is attributable to factors other than credit losses. Based on its evaluation, the Company determined its year-to-date credit losses related to its available-for-sale securities were immaterial at December 31, 2023 and 2022.

Note 10. Commitments and Contingencies

Leases

The Company has 25,445 square feet of office space on High Street in Boston, Massachusetts ("High Street Sublease"). The term of the High Street Sublease extends from April 1, 2021 through December 31, 2025, and provides for escalating annualized base rent payments starting at approximately $1.5 million and increasing to $1.6 million in the final year of the sublease.

In April 2023, the Company entered into an agreement ("High Street Lease") to lease approximately 50,890 square feet of additional office space located at 99 High Street in Boston, Massachusetts. The Company took possession of the premises in June 2023. The initial term of the lease is ten years from the date alterations are substantially complete, estimated to occur no later than December 2024, with the option to renew for an additional five-year term. Annual base rent under the lease is approximately $3.5 million and is subject to annual increases in accordance with the terms of the lease agreement. Lease payments begin on the earlier of January 1, 2025 or nine months from the date alterations are substantially complete. The Company recognized a right-of-use ("ROU") asset and corresponding lease liability of approximately $11.7 million and $11.4 million, respectively, on its consolidated balance sheet as of June 8, 2023 upon commencement of the High Street Lease. The lease provides for a tenant improvement allowance of up to $9.2 million, which was recognized as a reduction in the ROU asset and lease liability at commencement, as the Company is reasonably certain to incur reimbursable costs related to alterations equal to or exceeding this amount. The option to renew the lease for an additional five-year term was excluded from the determination of lease liabilities arising from obtaining the ROU assets, as it was not considered reasonably certain of being exercised at commencement. Upon signing of the High Street Lease, the Company was also required to pay the first full monthly installment of base rent of $0.3 million, which was included as an adjustment to the ROU asset recognized upon commencement of the lease. The agreement requires a security deposit of $2.0 million, which is in the form of a line of credit collateralized by a certificate of deposit with a six month maturity, which will be continually reinvested for the duration of the lease term. This certificate of deposit has been recorded within "short-term investments, other" on the consolidated balance sheet as of December 31, 2023.

In October 2023, the Company entered into an amended temporary use and occupancy agreement ("High Street Temporary Lease") for approximately 24,353 square feet of additional office space located at 99 High Street in Boston, Massachusetts. The term of the agreement is from November 1, 2023 through December 31, 2024, and provides for escalating rent starting at an annualized rate of approximately $0.7 million through December 31, 2023 and increasing to an annualized rate of $1.3 million starting in January 2024. Remaining payments from January 1, 2024 through the end of the agreement total $1.3 million.

The Company also had office space at 33 Arch Street in Boston, Massachusetts ("Arch Street Lease"), which expired in December 2023. The associated space was entirely subleased to third parties through the end of the lease term ("Arch Street Subleases"). The Company additionally has office space in Carmel, Indiana.

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

The components of lease cost were as follows (dollar amounts in thousands):

	Year Ended December 31,
	2023	2022	2021
Lease Cost:
Operating lease cost	$3,920	$2,150	$1,829
Sublease income	(588)	(580)	(254)
Total lease cost	$3,332	$1,570	$1,575

There were no short-term lease costs for the years ended December 31, 2023, 2022, and 2021.

Other Information:
Cash paid for amounts included in the measurement of lease liabilities	$2,976	$2,547	$1,618
Operating lease liabilities arising from obtaining right-of-use assets	13,319	—	6,040
Weighted-average remaining lease term	8.53 years	2.65 years	3.50 years
Weighted-average discount rate	10.54%	5.87%	5.90%

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities and a reconciliation to present value of lease liabilities as of December 31, 2023 (in thousands):

Year ended:
December 31, 2024	$3,044
December 31, 2025	4,818
December 31, 2026	3,591
December 31, 2027	3,698
December 31, 2028	3,809
Thereafter	25,379
Total future minimum lease payments	44,339
Less lease incentive	(9,184)
Less imputed interest	(18,467)
Present value of lease liabilities	$16,688

Cash inflows related to the $9.2 million lease incentive under the High Street Lease are expected to be received in the year ended December 31, 2024 and are expected to exceed cash outflows relating to our operating leases during those years.

Historically, all Company assets and liabilities belonged to a single corporate office asset group. The Arch Street Subleases triggered a reassessment of asset grouping, such that the ROU assets associated with the Arch Street Lease Agreement had their own separately identifiable cash flows and therefore their own separate asset grouping. Sublease income associated with the Arch Street Subleases was projected to be lower than lease payments owed by the Company for this space, and therefore impairment was indicated for this new asset group. The carrying value of these ROU assets immediately before impairment was $2.0 million, and the fair value of these operating lease ROU assets immediately subsequent to the impairment, calculated as the present value of the estimated future cash flows attributable to the assets, was $1.3 million. The Company recognized $0.7 million in impairment losses on ROU assets within other income, net, on the statement of operations for the year ended December 31, 2021.

Acquisition of KAR-2618 and other TRPC4/5 candidates

In January 2023, the Company entered into an exclusive license agreement (the "GFB Agreement"), with GFB (ABC), LLC ("GFB"), assignee of the assignment estate of Goldfinch Bio, pursuant to which GFB granted to the Company the exclusive right and license to develop, manufacture, and commercialize GFB’s TRPC4/5 candidates (the "GFB Compounds"), including the lead clinical-stage candidate known as KAR-2618. The Company agreed to use commercially reasonable efforts to develop, obtain regulatory approval for, and commercialize at least one licensed product that contains or comprises a GFB Compound in at least two indications in the United States.

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

The upfront payment of $15.0 million was accounted for as an asset acquisition and recorded within research and development expense in the consolidated statement of operations for the year ended December 31, 2023, as KAR-2618 is prior to regulatory approval and has no alternative future use. The Company did not incur or recognize any milestone payments under the GFB Agreement during the year ended December 31, 2023.

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

The initial upfront payment of $0.1 million was expensed when incurred in May 2012. As of December 31, 2023, no milestones have been reached, and accordingly, no milestone payments have been made.

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

The Company incurred no expenses related to the Patent License Agreement during the years ended December 31, 2023 and December 31, 2022. During the year ended December 31, 2021, the Company paid less than $0.1 million in sublicense income associated with the Zai License Agreement to PureTech Health. As of December 31, 2023, the remaining development and regulatory milestone payments under the Patent License Agreement total up to $8.0 million. The Company had no outstanding liabilities to PureTech Health related to the Patent License Agreement at December 31, 2023 and 2022.

Other Funding Commitments

The Company enters into contracts in the normal course of business with CROs, CMOs and other third parties for clinical trials, preclinical research studies and testing and manufacturing services, which are generally cancelable upon prior written notice. Payments due upon cancellation may consist of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation, and may also include termination penalties. As of December 31, 2023 and 2022, we had no outstanding liabilities related to such items.

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

Litigation

The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities as of December 31, 2023.

Note 11. Income Taxes

The Company recorded income tax expense of $0.7 million during the year ended December 31, 2023, $1.4 million during the year ended December 31, 2022 and less than $0.1 million during year ended December 31, 2021. The Company did not recognize any significant deferred tax expense for the years ended December 31, 2023, 2022, or 2021 as the Company was subject to a full valuation allowance.

A reconciliation of the differences between the effective tax rates of the Company and the U.S. federal statutory tax rate are as follows:

	Year Ended December 31,
	2023	2022	2021
Statutory tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	4.9%	7.3%	5.3%
Share-based compensation	3.7%	5.6%	3.6%
Foreign withholding tax	0.0%	-0.3%	0.0%
Tax credits	5.0%	8.2%	5.2%
Change in valuation allowance	-34.0%	-42.2%	-35.1%
Other	-0.7%	-0.1%	0.0%
Effective income tax rate	-0.2%	-0.5%	0.0%

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2023 and 2022 are as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Operating tax losses	$149,855	$105,911
Capitalized research and development expenses	124,697	59,654
Tax credit carryforwards	63,377	38,840
Share-based compensation	25,535	18,457
Accrued expenses	5,640	2,745
Lease liability	4,154	1,371
Charitable contributions	182	188
Depreciation and amortization	3,569	10
Deferred tax assets	377,009	227,176

Valuation allowance	(373,253)	(225,973)

Deferred tax liabilities:
ROU assets	(3,756)	(1,203)
Deferred tax liabilities	(3,756)	(1,203)

Net Deferred Tax Asset / (Liability)	$—	$—

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

At December 31, 2023, on a separate return method, the Company has federal net operating loss carryforwards totaling $573.3 million, of which $9.8 million begin to expire in 2029 and the remaining $563.5 million can be carried forward indefinitely. In addition, the Company had state net operating loss carryforwards totaling $466.5 million which begin to expire in 2030. Lastly, the Company has federal research credits of $56.6 million and state research credits of $8.6 million which begin to expire in 2031. Because the Company had historically been a subsidiary of PureTech Health, $572.8 million and $444.3 million of the federal and state net operating loss carryforwards, respectively, can be used to offset income on the Company's future tax returns. In addition, $56.5 million and $8.6 million of the federal and state tax credit carryforwards, respectively, can be used to offset tax due on the Company's future tax returns. The Company's net operating loss and tax credit carryforwards could, in whole or in part, expire unused and be unavailable to offset future income tax liabilities.

Management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss carryforwards, research and development expenses capitalized under Internal Revenue Code Section 174, and tax credit carryforwards. Under the applicable accounting standards, management has considered the Company's history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets at December 31, 2023. The valuation allowance increased by $147.3 million during the year ended December 31, 2023, which primarily relates to the current year operating loss, expenses capitalized under Section 174, and tax credits generated.

Under the provisions of the Internal Revenue Code, the net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company assessed its potential Section 382 limitations during the year ended December 31, 2023, and while certain tax attributes are subject to annual limitations, none are expected to be restricted in their future utilization if the Company earns sufficient future profits to utilize the tax attributes. Future transactions involving the issuance or transfer of the Company’s stock could result in additional ownership changes which may limit the amount of tax attributes available to offset future tax liabilities.

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

The Company accounts for uncertain tax positions pursuant to ASC 740, which prescribes a recognition threshold and measurement process for financial statement recognition of uncertain tax positions taken or expected to be taken in a tax return. If the tax position meets this threshold, the benefit to be recognized is measured as the tax benefit having the highest likelihood of being realized upon ultimate settlement with the taxing authority. As of December 31, 2023, the Company has not recorded any unrecognized tax benefits. The Company does not expect any material change in unrecognized tax benefits within the next twelve months. The Company’s policy is to record interest and penalties as a component of income tax expense. As of December 31, 2023, the Company has not accrued interest or penalties related to any uncertain tax positions.

The Company is subject to taxation in the United States federal and certain state jurisdictions. The Company has incurred operating losses since inception, and therefore, the losses in all periods may be adjusted by taxing jurisdictions in future periods in which they are utilized.

Note 12. 401(k) Savings Plan

The Company has a 401(k) retirement plan in which substantially all U.S. employees are eligible to participate. Eligible employees may elect to contribute up to the maximum limits, as set by the Internal Revenue Service, of their eligible compensation. The Company contributes to eligible employees' 401(k) accounts; the total contribution expense for the Company was $2.0 million for the year ended December 31, 2023, $1.0 million for the year ended December 31, 2022 and $0.5 million for the year ended December 31, 2021.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, who serve as our principal executive officer and principal financial and accounting officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.

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

Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Our independent registered public accounting firm has issued an attestation report of our internal control over financial reporting, which is included in Item 8, “Consolidated Financial Statements and Supplementary Data” appearing elsewhere in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 will be included in our definitive proxy statement with respect to our 2024 Annual Meeting of Stockholders or, alternatively, will be provided by an amendment to this Annual Report on Form 10-K, in either case to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference to such proxy statement or such amendment to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 will be included in our definitive proxy statement with respect to our 2024 Annual Meeting of Stockholders or, alternatively, will be provided by an amendment to this Annual Report on Form 10-K, in either case to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference to such proxy statement or such amendment to this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be included in our definitive proxy statement with respect to our 2024 Annual Meeting of Stockholders or, alternatively, will be provided by an amendment to this Annual Report on Form 10-K, in either case to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference to such proxy statement or such amendment to this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be included in our definitive proxy statement with respect to our 2024 Annual Meeting of Stockholders or, alternatively, will be provided by an amendment to this Annual Report on Form 10-K, in either case to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K , and is incorporated herein by reference to such proxy statement or such amendment to this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our independent public accounting firm is KPMG LLP, Boston, Massachusetts, PCAOB Auditor ID 185.

The information required by this Item 14 will be included in our definitive proxy statement with respect to our 2024 Annual Meeting of Stockholders or, alternatively, will be provided by an amendment to this Annual Report on Form 10-K, in either case to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference to such proxy statement or such amendment to this Annual Report on Form 10-K.

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

2.1

Agreement and Plan of Merger, dated as of December 22, 2023, by and among the Registrant, Bristol-Myers Squibb Company and Miramar Merger Sub Inc. (filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on December 22, 2023, and incorporated by reference herein)

3.1

Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 3, 2019, and incorporated by reference herein)

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

10.7*#	Forms of Restricted Stock Unit Award Agreement for Company Employees under the Registrant’s 2019 Stock Option and Incentive Plan

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

10.12*#	Second Amended and Restated Employment Agreement, dated December 22, 2023, between the Registrant and Steven Paul

10.13#

Second Amended and Restated Employment Agreement, dated December 22, 2023, between the Registrant and Andrew Miller (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on December 22, 2023, and incorporated by reference herein)

10.14#

Second Amended and Restated Employment Agreement, dated December 22, 2023, between the Registrant and Stephen Brannan (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on December 22, 2023, and incorporated by reference herein)

10.15#

Amended and Restated Employment Agreement, dated July 3, 2019, by and between Karuna Therapeutics, Inc. and Troy Ignelzi (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 7, 2019, and incorporated by reference herein)

10.16#	Form of Director Indemnification Agreement (filed as Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on May 31, 2019, and incorporated by reference herein)

10.17#	Form of Officer Indemnification Agreement (filed as Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on May 31, 2019, and incorporated by reference herein)

10.18#	Senior Executive Cash Incentive Bonus Plan (filed as Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on May 31, 2019, and incorporated by reference herein)

10.19

Sublease, dated as of March 5, 2021, between the Registrant and Workable, Inc. (filed as Exhibit 99.1 to the Registrant's 8-K, filed with the SEC on March 10, 2021, and incorporated by reference herein)

10.20+

License Agreement, dated as of November 8, 2021, between the Registrant and Zai Lab (Shanghai) Co., Ltd. (filed as Exhibit 10.23 to the Registrant's Annual Report on Form 10-K filed on February 24, 2022, and incorporated by reference herein)

10.21#

Amended and Restated Employment Agreement, dated December 22, 2023, by and between the Company and William Meury (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 22, 2023, and incorporated by reference herein)

,
10.22+

License Agreement, dated as of January 31, 2023, between the Registrant and GFB (ABC), LLC (filed as Exhibit 10.26 to the Registrant's Annual Report on Form 10-K filed on February 24, 2022, and incorporated by reference herein)

10.23#

Second Amended and Restated Employment Agreement, dated December 22, 2023, between the Registrant and Jason Brown (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 22, 2023, and incorporated by reference herein)

10.24*#	Amended and Restated Employment Agreement, dated December 22, 2023, between the Registrant and William Kane

10.25*#+	SAB Advisor Agreement, dated January 16, 2024, between the Registrant and Steven Paul

21.1	List of Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Registrant's Annual Report on Form 10-K filed on March 24, 2020)

23.1*	Consent of KPMG LLP, independent registered public accounting firm

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1*#	Compensation Recovery Policy of the Registrant

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Schema Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

** Furnished herewith

+ Certain portions of this exhibit have been omitted because they are not material and are the type that the Registrant treats as private or confidential.

# Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KARUNA THERAPEUTICS, INC.

Date: February 22, 2024	By:	/s/ William Meury
William Meury President and Chief Executive Officer (Principal Executive Officer)

Date: February 22, 2024	By:	/s/ Jason Brown
Jason Brown Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY AND SIGNATURES

Each individual whose signature appears below hereby constitutes and appoints each of William Meury and Jason Brown and as such person’s true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such person in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that any said attorney-in-fact and agent, or any substitute or substitutes of any of them, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Meury William Meury	President, Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2024

/s/ Jason Brown Jason Brown	Chief Financial Officer (Principal Financial and Accounting Officer)	February 22, 2024

/s/ Christopher J. Coughlin Christopher J. Coughlin	Director	February 22, 2024

/s/ James I. Healy, M.D. James I. Healy, M.D.	Director	February 22, 2024

/s/ Jeffrey M. Jonas, M.D. Jeffrey M. Jonas, M.D.	Director	February 22, 2024

/s/ Laurie J. Olson Laurie J. Olson	Director	February 22, 2024

/s/ Atul Pande, M.D. Atul Pande, M.D.	Director	February 22, 2024

/s/ Steven Paul, M.D.	Director	February 22, 2024
Steven Paul, M.D.

/s/ Denice M. Torres Denice M. Torres	Director	February 22, 2024

/s/ David E. Wheadon, M.D. David E. Wheadon, M.D.	Director	February 22, 2024